Form 10KSB
period 1998-12-31
STEREOSCAPE COM INC
filed 1999-06-08
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-25037
                              stereoscape.com, inc.
                 (Name of small business issuer in its charter)

              Nevada                                 06-1469654
  (State or other  jurisdiction                    (IRS Employer
of incorporation  or  organization)              identification no.)


     3440 Highway 9 South, Freehold, New Jersey             07728
      (Address of principal executive offices)            (Zip Code)

                                 (732) 462-7767
                           (Issuer's telephone number)
                        ---------------------------------
 Securities registered under section 12(b) of the Exchange Act:

   Title of each class              Name of each exchange on which registered
  _______________________          __________________________________________
  _______________________          __________________________________________

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X.. No....

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: Revenues for the year ended December 31, 1998 were $3,161,116

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Note; If determining whether a person is an affiliate will involve unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of the voting stock held by non-affiliates as of March 19, 1999 was $1,068,522

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Title of Each Class                     Number of Shares Outstanding
Common Stock, $.001 par value per share        2,751,893 (as of March 19, 1999)

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes    ; No  X   .

         PART I

         Item 1.Business

                Description of Business

                stereoscape.com, inc. ("SSCP" or the "Company") was incorporated on June 8, 1998 as a corporate shell developed to generate capital resources which were to be used to acquire or participate in a business or business entity. The Company began as a Development Stage Company, and on April 17, 1997 acquired 100% of the outstanding shares of American Buyers Club International, Inc., ("ABC") in a business combination accounted for as a purchase. ABC became a wholly owned subsidiary of the Company through the exchange of 732,000 shares of the Company's common stock for all of the outstanding shares of ABC.

                ABC sells its products via the internet and through print media advertising, and in addition through its subsidiary, Alpha Sound and Vision, Inc., ("Alpha") which operates a retail store in Freehold, New Jersey. References herein the "SSCP" or "the Company" unless otherwise indicated include stereoscape.com, ABC, and Alpha.

                Products.

                Although ABC and Alpha sell through different media, the majority of the products which they sell are identical. The Company sells products such as amplifiers, receivers, televisions, speakers, CD players, DVD players, satellite systems, home automation, and cassette players.
                The Company offers a broad range of name brands for each of the products listed above, at several different price points, with a greater product depth at higher price levels than most of the Company's competitors. The products are manufactured by companies such as: JVC, Panasonic, Sony, Yamaha, Denon, Krix, Klipsch, Hitachi, Aiwa, Apature, Rotel, NHT, Wharfedale, Thornberg, and Kenwood.

                           ABC Business - ABC derives revenues from two principal activities: the sale of home theater systems, individual components, speakers and cables to customers on a call in basis and via the internet.

                  ABC  generates  more  than  half  of its  revenues  via  leads developed through the internet, and the balance through print advertising. All orders are paid for by check or credit card at the time of shipment.

                  Alpha Business - Alpha sells the same products as ABC through its retail store in Freehold, New Jersey.

                  Alpha and ABC's sales force includes employees who are paid a base salary plus a commission on gross sales.

                  New Products and Expansion.

                  The Company is continuously evaluating new products to expand its product line. SSCP is currently reviewing plasma televisions, high definition televisions, and enhanced digital audio and video products as potential sales items.

                  Product Line Exclusivity License & Trademark Agreements.

                  The Company does not have exclusive licenses or trademark agreements with any of its suppliers.

                  Government Regulations.

                  The  costs  and  effects  of  compliance   with   governmental
         regulations are not material to the Company's operation.

                  Research & Development.

                  The Company depends on the manufacturers of the products it sells for the research and development of new products or enhanced products.

                  Cost and Effects of Compliance with Environmental Laws. The costs and effects of compliance with environmental laws are not material to the Company's operation.

                  Current Employees. The Company currently employs 10 persons of whom 7 are full time. None of the Company's employees are members of unions.


         Item 2.  Description of Property

         SSCP leases a 4,064 square foot facility at 3440 Highway 9 South, Freehold, New Jersey 07728, of which approximately 1,000 square feet serves as retail space. This facility serves as SSCP's headquarters as well as a its warehouse facility. This facility is leased at a basic rent of $2,709 per month or $32,512 annually. The lease has a five year term, which began in 1999, with rent escalation of $1.00 per square foot at the end of each of the first four years.


         Item 3.  Legal Proceedings

                  The Company has no material legal proceedings by or against the Company, or any of its subsidiaries.


         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters

                  The Company's Common Shares are traded on the Electronic Bulletin Board under the symbol SSCP. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported on the Electronic Bulletin Board.
                  The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                           1998                    1997
                                      Common Shares           Common Shares
                  Period            High          Low       High           Low
                                ------------------------------------------------

       January 1 - March 31        2.2500        0.7500      N/A           N/A

       April 1 - June 30           1.0313        0.2500      N/A           N/A

       July 1 - September 30       0.3750        0.2500      N/A           N/A

       October 1 - December 31     1.0313        0.1250      N/A           N/A


                  As of March 19, 1999, there were 32 holders of record of the Company's common stock.
                  The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividends, either by contract or regulation.

         Item 6.  Management's Discussion and Analysis or Plan of Operation

                  Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes which are contained elsewhere in this Registration Statement.

                  Results of operations for stereoscape.com, inc. and subsidiary are being presented on a consolidated basis.

         Year Ended  December  31, 1998 Compared to Year Ended December 31, 1997

                  Net sales for the year ended December 31,1998 increased 47.1% to $3,161,116 from $2,148,308 for the year ended December 31, 1997. The increase was the result of significant sales staff and infrastructure changes since the acquisition of ABC.

                  Gross profit for the year ended December 31, 1998 increased 31.8% to $649,295 from $492,699 for the year ended December 31, 1997. As a percentage of net sales, gross profit decreased to 20.5% in the 1998 period compared to 22.9% in the 1997 period. The decrease was primarily the result of increased sales of lower margin products.

                  Selling, general and administrative expenses for year ended December 31, 1998 increased 43.5% to $850,390 from $592,423 for the year ended December 31, 1997. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are in the process of being put in place to enable the Company to grow.

                  Net losses for the year ended December 31, 1998 decreased to a loss of ($201,095) compared to a loss of ($300,847) for the year ended December 31, 1997. This decrease was due to the non-recurrance of the charge for the impairment of assets in 1997 ($201,123) off-set by the increase in operating costs to sustain anticipated growth.

         Liquidity and Capital Resources

                  At December 31, 1998 and December 31, 1997 the Company had a negative working capital of ($448,799) and ($313,278), respectively.

                  The Company has historically financed its business through cash flow from operations and borrowings from executives, which may be utilized from time to time.

                  The Company expects to require  additional  capital and at the present time has no definitive plans but is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person or entity to raise such capital. The Company has a negative working capital of approximately ($450,000) at December 31, 1998 which raises substantial doubt about the Company's ability to continue as a going concern. The Company believes that upon obtaining proceeds from additional financing the substantial doubt about the Company's ability to continue as a going concern will be eliminated.

                  While   no   specific   acquisitions   are   presently   under
         consideration, the Company is actively seeking acquisitions and anticipates it may require additional capital in order to fund any acquisitions or substantial growth in its current business. To this end, the Company plans to pursue both debt and equity financing from both private institutions and the public markets to finance acquisitions as required. No assurance can be given that sufficient capital will be available when needed.

         Anticipated Future Growth

                  Management believes that the future growth of the Company will be the result of four efforts; (1) acquisition of other companies in the internet and home theater related industries, (2) increasing sales via the internet through an E-Commerce Web Site, (3) obtaining new customers in the existing markets developing new markets via current marketing channels and the internet, and (4) controlling and containing operating and administrative costs.

         Year 2000 Readiness

                  This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1988 to the extent that the disclosure relates to the Year 2000 processing of the Company.
                  The Company has implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem throughout the Company. A Year 2000 problem will occur where date-sensitive software uses two digit date fields, sorting the Year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.
                  Management has reviewed the possible effects of the Year 2000 problem in so far as it relates to the Company; and has determined that the Company is currently utilizing Year 2000 compatible equipment and software. The Year 2000 problem is not expected to have a material adverse effect on the operations of the Company.
                  In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, and based on currently available information does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status and its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw material for its business so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company's operations. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely way or on terms comparable with that of its current suppliers.

                  The information set forth in the preceding three paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271, signed into law October 19, 1998).
                  The preceding Year 2000 discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation the Company's belief that its internal systems are Year 2000 compliant. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

         Forward Looking Statements

              Management's Discussion and Analysis of Financial Condition and Results of Operations contains information regarding management's planned growth, financing and prospective business acquisitions and opportunities. These statements are forward looking statements that involve risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the Company's market and industry and in the general economy; competitive factors including increased competition and price pressures; availability of raw materials and purchased products at competitive prices; and inadequate or unsatisfactory financing sources.

         Item 7.  Financial Statements

                  Response submitted as a separate section of this report commencing on page F-1.

         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                  Effective  January  11,  1999,   stereoscape.com,   inc.  (the
         "Company") dismissed its prior certifying accountants, Ehrenkrantz, Sterling & Co., LLC Certified Public Accountants and Consultants ("ESC") and retained as its new certifying accountants, Weinbaum & Yalamanchi ("WY"). ESC's report on Alliance's financial statements for the fiscal year ended December 31, 1997, which was the only fiscal year during which ESC was the certifying accountant for the Company, contained no adverse opinions or disclaimer of opinions, and was not qualified as to audit scope or accounting principles. The report was however qualified as to uncertainties. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified ESC that during the two most recent fiscal years and the interim period from December 31, 1997 through January 11, 1999 the Company was unaware of any disputes between the Company and ESC as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of ESC, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

                  Effective January 11, 1999, the Company engaged WY as its principal accountants. During the most recent fiscal year end and the subsequent interim periods to the date hereof, the Company did not consult WY regarding any of the matters or events set forth in item 304
         (a) (2) and (i) and (ii) of Regulation S-B.

                  Effective April 20, 1999, stereoscape.com, inc. (the "Company") dismissed its certifying accountants, WY and retained its prior certifying accountants, ESC. WY did not issue a report on stereoscape's financial statements. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified WY that during the two most recent fiscal years and the interim period from December 31, 1998 through April 20, 1999 the Company was unaware of any disputes between the Company and WY as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of WY, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons

                  The following are directors and officers of the Company:

             Name                    Age                Title

         Scott G. Halperin           37     Chairman of the Board of Directors

         Steven Wise                 39     President and Director

         Bernard F. Lillis, Jr.      55     Chief Financial Officer and Director


         Scott G. Halperin has been a director of the Company since April 17, 1997. Since August 1994 Mr. Halperin has been Chief Executive Officer of Saratoga Brands Inc. a company traded on the NASDAQ Small Cap Market System, and engaged in a non-competitive business. On July 1, 1997 he was elected Chairman of the Board of Directors of Saratoga. Since July 1993 to the present, Mr. Halperin has been President and Chief Executive Officer of Agama, Inc., a private company that pursues mergers and acquisitions.


         Steven Wise has been President and a director of the Company since April 17, 1997. He entered the electronics industry in 1984 working for various retail establishments. In 1988, he joined Sixth Avenue Electronics as Vice President of the mail order division. Mr. Wise developed the mail order division and drove sales from $150,000 in 1988 to $7.8 million in 1994. In 1994 he became a principal in a newly formed electronics retail and mail order outlet, and in 1997 he entered into an agreement with SSCP.

         Bernard F. Lillis, Jr., has been Chief Financial Officer and a director of the Company since April 17, 1997. Additionally, he serves as Chief Financial Officer, Chief Operating Office, and a director of Saratoga Brands Inc. Prior to joining Saratoga he served for fourteen years as Chief Financial Officer of one of the largest suppliers of construction aggregate in the New York Metropolitan Area. Prior thereto he was Vice President Finance & Administration of a Princeton (NJ) management consulting firm for seven years. Mr. Lillis also served as Deputy City Manager-Finance of Rochester, New York, and began his career with Deloitte & Touche (previously Haskins & Sells), Certified Public Accountants. He is a Certified Public Accountant, a recipient of the New York State Society of CPA's Award for Outstanding Scholastic Achievement in Accounting, and a member of the New York, New Jersey and Pennsylvania Societies of CPA's, and the Institute of Management Accountants.

         Item 10.          Executive Compensation

         The following table sets forth the compensation that the Company paid during its last three fiscal years to its President and the Vice President of the Company's principle subsidiary. No other officer had compensation in excess of $100,000.

                                                                  Other Annual
             Name and Title              Year        Salary       Compensation

         Steven Wise, President          1998       $100,100            -
                                         1997        $91,077            -
                                         1996             -             -

         David Bannon, Vice President    1998       $100,100            -
         of Alpha Sound & Vision, Inc    1997        $91,077            -
                                         1996             -             -



         Item 11. Security Ownership of Certain Beneficial Owners and Management

                           The following table sets forth the number of shares of Common Stock owned by (i) each person (including any "group," as that term is defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group. Each individual has an address c/o the Company, 522 Highway 9 North, Suite 144, Manalapan, New Jersey 07726.

               Name and address                  Number of      Percentage of
              of Beneficial Owner              Shares Owned   Outstanding Shares
                                                                    Owned

          Steven Wise                             366,000           13.3%
          Scott G. Halperin                       758,714           27.6%
          David Bannon                            366,000           13.3%
          Bernard F. Lillis, Jr.                  101,705            3.7%
          Kagel Family Trust                      330,000           12.0%

          All directors and executive officers
          as a group (3 persons)                1,226,419           44.5%


         Item 12.          Certain Relationships and related Transactions

         On April 17, 1997 Steven Wise was elected to the board of directors of the Company. Mr. Wise was one of the principal shareholders of American Buyers Club International, Inc., which was acquired by the Company effective January 1, 1997.

         Item 13.          Exhibits and Reports on Form 8-K

                           (a) (1) and (2) The response to this portion of Item 13 is submitted as a separate report commencing on Page F-1.

                           (a) (3)

   Exhibit No.       Description of Exhibit                                 Note

      3.1       Certificate of Incorporation, as amended                     1
      3.2       By-laws, as amended                                          1
     10.1       1998 Incentive and Non-Qualified Stock Option Plan           1
     10.2       Acquisition Agreement of American Buyers Club Int'l, Inc.    1
     10.3       Employment Agreement for Steve Wise                          1
     10.4       Employment Agreement for David Bannon                        1
     21         Subsidiaries of the Registrant                               1

         Note 1: Filed with the Company's Form 10SB filed on November 6, 1998, and incorporated by reference herein.

(b)      Reports on Form 8-K.

         Form 8-K was filed on January 11, 1999 to report a change in the Company's Certifying Accountants. See Item 8 above for a complete description of the filing.

         Form 8-K was filed on June 7, 1999 to report a change in the Company's Certifying Accountants. See Item 8 above for a complete description of the filing.

         SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 stereoscape.com, inc.


                 By:   /s/ Steven Wise                              June 8, 1999
                       Steven Wise
                       President (Principal Executive Officer)
                       Director

                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                 By:   /s/ Steven Wise                              June 8, 1999
                       Steven Wise
                       President (Principal Executive Officer)
                       Director

                 By:   /s/ Bernard F. Lillis, Jr.                   June 8, 1999
                       --------------------------
                       Bernard F. Lillis, Jr.
                       Chief Financial Officer (Principal Accounting Officer) Director

                 By:   /s/ Scott G. Halperin                        June 8, 1999
                       ---------------------
                       Scott G. Halperin
                       Chairman of the Board of Directors
                     stereoscape.com, inc. and Subsidiaries
                     (Formerly Alliance Technologies, Inc.)
                                      Index

                              Financial Statements

     Included in Part II

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheet at December 31, 1998

     Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998 and 1997

     Notes to Consolidated Financial Statements

                   (Ehrenkrantz Sterling & Co. LLC letterhead)

Certified Public Accountants and Consultants
6 Regent Street, Livingston, New Jersey  07039
(973)994-7777   Fax:  (973)994-3444

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
stereoscape.com, inc. and subsidiary
(Formerly Alliance Technologies, Inc.)
Freehold, New Jersey

We have audited the accompanying consolidated balance sheet of stereoscape.com, inc. (formerly Alliance Technologies, Inc.) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of stereoscape.com, inc. and subsidiary as of December 31, 1998, and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

Certain conditions indicate that the Company may be unable to continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans with regard to this matter are discussed in Note 3.

/s/  Ehrenkrantz Sterling & Co., LLC
Certified Public Accountants
Livingston, New Jersey
May 6, 1999
                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS
Current Assets:
          Cash                                                      $ 3,608
          Charge card receivables                                    17,921
          Inventories                                               203,387
          Other current assets                                        3,748
                                                                 ----------
Total Current Assets                                                228,664

Property and Equipment - Net                                         12,282
                                                                 ----------

TOTAL ASSETS                                                      $ 240,946
                                                                 ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     LIABILITIES
Current Liabilities:
          Accounts payable and accrued expenses                   $ 246,207
          Customer deposits and other advances                      401,716
          Loans payable - Related Party                               8,117
          Payroll and sales tax payable                              21,423
                                                                 ----------
Total Current Liabilities                                           677,463

Commitments and Contingencies                                             -

          STOCKHOLDERS' DEFICIENCY
Common Stock
          Par value $.001 - 10,000,000 shares authorized,
             2,686,893 shares issued and outstanding                  2,687
Additional paid in capital                                           72,313
Deficit                                                            (511,517)
                                                                 ----------
Total Stockholders' Deficency                                      (436,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $ 240,946
                                                                 ==========

         The accompanying notes to the consolidated financial statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Years Ended
                                                            December 31,
                                                        1998           1997
                                                   -----------------------------

Sales                                                 $ 3,161,116   $ 2,148,308


Cost of sales                                           2,511,821     1,655,609
                                                   -----------------------------

Gross profit                                              649,295       492,699


Selling, General and Administrative                       850,390       592,423
Impairment of Asset                                             -       201,123
                                                   -----------------------------

Net Loss                                               $ (201,095)   $ (300,847)
                                                   =============================

LOSS PER COMMON SHARE

BASIC AND DILUTED

Net Loss                                                  $ (0.08)      $ (0.12)

Weighted average number of
   shares used in computation                           2,490,306     2,439,462



         The accompanying notes to the consolidated financial statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                Issued and
                    Authorized Outstanding         Additional
                      Common      Common   Amount   Paid-in   Deficit     Total
                      Stock       Stock             Capital
                   -------------------------------------------------------------

Balance at
December 31, 1996   10,000,000   300,000    $ 300   $ 9,700  $ (9,575)    $ 425

Issuance of
common stock                   2,139,462    2,139                         2,139

Net Loss                                                     (300,847) (300,847)
                   -------------------------------------------------------------

Balance at
December 31, 1997   10,000,000 2,439,462    2,439     9,700  (310,422) (298,283)

Issuance of
common stock                     247,431      248    62,613              62,861

Net Loss                                                     (201,095) (201,095)
                   -------------------------------------------------------------

Balance
December 31, 1998   10,000,000 2,686,893  $ 2,687  $ 72,313 $(511,517)$(436,517)
                   =============================================================



         The accompanying notes to the consolidated financial statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                          1998            1997
                                                --------------------------------
Cash flows from operating activities:
          Net loss                                   $ (201,095)     $ (300,847)
Adjustments to reconcile net loss to net
 cash used in operations:
          Depreciation and amortization                   3,169           5,872
          Impairment of Asset                                 -         201,123
     (Increase) decrease in operating assets:
          Charge card receivables                        35,545         (53,466)
          Inventories                                  (108,305)        (95,082)
          Other current assets                            3,752          (7,375)
     Increase (decrease) in operating liabilities:
          Accounts payable                               86,612         (41,925)
          Customer deposits and advances                137,280         264,436
          Payroll and sales taxes payable                11,526           9,897
          Accrued expenses                              (10,203)         10,600
                                                --------------------------------

Net cash used in operating activities                   (41,719)         (6,767)
                                                --------------------------------

Cash flow from investing activities:
          Purchase of fixed assets                         (456)        (20,567)
                                                --------------------------------

Net cash used in investing activities                      (456)        (20,567)
                                                --------------------------------

Cash flow from financing activities:
          Issuance of capital stock                      62,861           2,139
          Proceeds from (repayment of) loan payable     (41,985)         50,102
                                                --------------------------------

Net cash provided by financing activities                20,876          52,241
                                                --------------------------------

(Decrease) increase in cash                             (21,299)         24,907

Cash at beginning of period                              24,907           -
                                                --------------------------------

Cash at end of period                                   $ 3,608        $ 24,907
                                                ================================

Supplemental disclosure of cash flow information:
          Interest paid                                 $ 5,242         $ 6,144
          Income Taxes paid                                   -             600
Supplementary Disclosure of Non-Cash Transactions:
          Goodwill impairment charged to operations           -         201,123
          Shares issued for acquisition of American
             Buyers Club International, Inc.                  -             732
          Shares issued to two directors for
             services rendered                                -             886
          Shares issued to unrelated parties for
             services rendered                           14,000             521
          Shares issued in payment of debt               30,600               -


         The accompanying notes to the consolidated financial statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In December of 1998 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. to stereoscape.com, inc., and prior to that, in April 1997 the name was changed to Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC") In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary.
     The Company is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the Internet.

         BUSINESS COMBINATION

     In April 1997, the Company acquired American Buyers Club International, Inc. in a business combination accounted for as a purchase. American Buyers Club International, Inc., which engages in sales of high quality home entertainment equipment, became a wholly owned subsidiary of the Company through the exchange of 732,000 shares of the Company's common stock for all of the outstanding stock of American Buyers Club International, Inc.

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances are eliminated.

         INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. Inventory consisted entirely of finished goods suitable for sale at December 31, 1998.

         DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is computed utilizing the straight line method over the estimated useful lives of the related assets, which range between three and five years.

         GOODWILL - IMPAIRMENT

     During 1997, goodwill acquired in the purchase of ABC was deemed impaired. The carrying value totaling $201,123 arising from the acquisition was written down to zero. The writeoff of goodwill is included in the statement of operations as impairment of asset.
     The Company's policy is to periodically review the value assigned to goodwill to determine if it has been either partially or permanently impaired by conditions which might affect the Company. A review of current results of operations and consideration for the discounted value of projected operating cash flows from the acquired company provided measurement of asset impairment damage.

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

         ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $111,753 in 1998 and $61,708 in 1997.

         EARNINGS PER COMMON SHARE

     In the fourth quarter of 1997, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128 earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

         USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         WARRANTY

     The Company sells its products with the manufacturer's factory warranties. In addition, the Company offers extended warranties, at an additional cost. The extended warranties are underwritten by a third party for which the Company pays a fixed fee.

         NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 in not expected to materially affect the financial position or results of operations of the Company.

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Company, at this time, has no items of comprehensive income other than net income.

     The Company adopted Statement Financial Accounting Standard No.131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), in 1998. The Company's chief operating decision maker is the Chief Executive Officer. There is currently only one operating segment in the Company, therefore there is no segment information to report.

         NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At December 31, 1998 and 1997 the Company had $215,116 and $205,095 in customer deposits, respectively, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at December 31, 1998 and 1997 the Company had $186,600 and $59,341 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.

         NOTE 3 --GOING CONCERN

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of approximately ($201,000), a working capital deficiency and a deficiency in assets of approximately ($436,517) at December 31, 1998 which raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise additional capital through short term or long term borrowings, a private placement or a public offering. The Company believes that upon obtaining proceeds from additional financing the substantial doubt about the Company's ability to continue as a going concern will be eliminated.

         NOTE 4 - FIXED ASSETS, at cost

      Fixed assets consists of the following at December 31, 1998:

         Furniture and fixtures                      $    6,336
         Hardware and software costs                     14,687
                                                     ----------
                                                         21,023
         Less-accumulated depreciation                 (  8,741)
                                                    -----------
                   Property and equipment-Net         $  12,282
                                                      =========

     Depreciation and amortization is computed on a straight-line basis. Depreciation and amortization expense was $3,169 and $5,872 for 1998 and 1997, respectively.

         NOTE 5 - COMMITMENTS

     In 1998, the Company leased its facility in Manalapan, New Jersey on a month to month basis. Commencing April 1999, the Company entered into a lease for a facility in Freehold, New Jersey requiring minimum annual rent of approximatelt $32,500. The lease requires the Companny to pay various operating expenditures of the facility and contains provisions for rent escalations. Rent expense totaled $21,400 and $17,333 for 1998 and 1997, respectively.

            Future minimum rentals are due as follows:

                                                                Operating
    Years Ending December 31,                                     Lease
    --------------------------------------------------------------------

    1999                                                       $ 24,384
    2000                                                         35,560
    2001                                                         39,624
    2002                                                         43,688
    2003                                                         47,752
    2004                                                         12,192
                                                       =================
                                                              $ 203,200
                                                       =================


         NOTE 6 - FEDERAL AND STATE INCOME Taxes

     The Company has available net operating loss carryforwards of approximately $300,000 for federal and state income taxes expiring between 2003 and 2118 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carryforwards in future years. A valuation allowance has been provided for the entire benefit.
     During the years ended December 31, 1998 and 1997, the increase in the valuation allowance was $67,987 and $33,906, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

         NOTE 7 -- STOCK PLANS

     The Company's 1998 Incentive and Nonqualified Stock Option Plan provides for the granting of options to purchase shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options when granted will be granted at not less than fair market value at dates of grant. At the end of 1998, 800,000 options were available for grant under the plan and 800,000 shares of common stock were reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan. As of December 31, 1998 no options were granted under this plan.

         NOTE 8 - CAPITAL TRANSACTIONS

                  The following occurred in 1998:

1.   The Company sold 20,000 shares to an unrelated party under Rule 504.

2. The Company issued 140,002 shares to unrelated parties in payment for services rendered to the Company. 3. The Company issued 87,429 shares to two Directors of the Company in payment for loans to the Company.

                  The following occurred in 1997:

1. The Company issued 732,000 shares of common stock for the acquisition of ABC, of which, 366,000 shares were issued to an executive officer and Director of the Company.

2. Two Directors, one of whom is an executive officer of the Company, were issued 886,079 shares at par value for services rendered.

3. The Company issued 521,383 shares at par value to unrelated parties for services rendered.

         NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

     The financial statements for the year ended December 31, 1997 have been restated to reflect the reclassification of the acquisition of ABC from a pooling of interests to a purchase transaction.