Form 10QSB
period 1999-03-31
STEREOSCAPE COM INC
filed 1999-07-16
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                     For the quarterly ended March 31, 1999

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

                                  (732) 462-7767
                           (Issuer's telephone number)
                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X.. No.....

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1999.

          Title of Each Class                 Number of Shares Outstanding
Common Stock, $.001 par value per share                 2,781,893

 PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1999

                                     ASSETS

Current Assets:
          Cash                                                      $ 23,262
          Charge card receivables                                     19,718
          Inventories                                                178,614
          Other current assets                                         6,423
                                                                 -----------
Total Current Assets                                                 228,017
                                                                 -----------
Property and Equipment - Net                                          11,490
                                                                 -----------
TOTAL ASSETS                                                       $ 239,507
                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                   LIABILITIES

Current Liabilities:
          Accounts payable and accrued expenses                    $ 167,988
          Customer deposits and other advances                       417,160
          Payroll and sales tax payable                                3,444
                                                                 -----------
Total Current Liabilities                                          $ 588,592
                                                                 -----------
Commitments and Contingencies

                            STOCKHOLDERS' DEFICIENCY

Common Stock
          Par value $.001 - 10,000,000 shares authorized,
             2,781,893 shares issued and outstanding                   2,782
Additional paid in capital                                           131,593
Deficit                                                             (483,460)
                                                                 -----------
Total Stockholders' Deficency                                       (349,085)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       239,507
                                                                 ===========


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             For the Three Months Ended
                                                      March 31,
                                                 1999          1998
                                             ---------------------------
Sales                                          $ 1,199,392     $594,551


Cost of sales                                      917,971      427,780
                                             ---------------------------
Gross profit                                       281,421      166,771

Selling, General and Administrative                253,364      205,730

                                             ---------------------------

Net Earnings (loss)                               $ 28,057    $ (38,959)
                                             ===========================

LOSS PER COMMON SHARE

BASIC AND DILUTED

Net Earnings (loss)                                 $ 0.01      $ (0.02)

Weighted average number of
   shares used in computation                    2,766,893    2,439,462


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Three Months Ended
                                                              March 31,
                                                          1999           1998
                                                    ---------------------------
Cash flows from operating activities:
         Net earnings (loss)                          $ 28,057       $ (38,959)
Adjustments to reconcile net loss to net cash
  used in operations:
         Depreciation and amortization                     792             950
     (Increase) decrease in operating assets:
         Charge card receivables                        (1,797)          5,400
         Inventories                                    24,773         (34,727)
         Other current assets                           (2,675)         (1,275)
     Increase (decrease) in operating liabilities:
         Accounts payable                              (78,219)         64,816
         Customer deposits and advances                 15,444            (562)
         Payroll and sales taxes payable               (17,979)         (4,978)
         Accrued expenses                                    -              97
                                                    ---------------------------

Net cash used in operating activities                  (31,604)         (9,238)
                                                    ---------------------------

Cash flow from investing activities:
         Purchase of fixed assets                            -            (318)
                                                    ---------------------------

Net cash used in investing activities                        -            (318)
                                                    ---------------------------

Cash flow from financing activities:
         Issuance of capital stock                      59,375               -
         Proceeds from (repayment of) loan payable      (8,117)         (6,583)
                                                    ---------------------------

Net cash provided by financing activities               51,258          (6,583)
                                                    ---------------------------

(Decrease) increase in cash                             19,654         (16,139)

Cash at beginning of period                              3,608          24,907
                                                    ---------------------------

Cash at end of period                                 $ 23,262         $ 8,768
                                                    ===========================


Supplemental disclosure of cash flow information:
         Interest paid                                 $ 1,069            $ 15


         See notes to the consolidated financial statements (unaudited).

         NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In December of 1998 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. and prior to that, in April 1997 the name was changed to Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC") In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary.
     The Company is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the Internet.
     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's Form 10-KSB Annual Report for the year ended December 31, 1998.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. In consolidation all material inter company balances are eliminated.
     Income taxes for the interim period are based on the estimated effective rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 1999.


         NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At March 31, 1999 the Company had $215,112 in customer deposits, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at March 31, 1999 the Company had $202,048 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.


         NOTE 3 - FIXED ASSETS, at cost

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets as from 5 to 10 years.

    Fixed assets consists of the following at March 31, 1999:

           Furniture and fixtures                      $    6,336
           Hardware and software costs                     14,687
                                                        ----------
                                                           21,023
           Less-accumulated depreciation                 (  9,533)
                                                        ----------
                     Property and equipment-Net         $  11,490
                                                        ==========

         Item 2.  Management's Discussion and Analysis or Plan of Operation

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes which are contained in Item 1 herein.
     Results of operations for stereoscape.com, inc. and subsidiary are being presented on a consolidated basis.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     Net sales for the three months ended March 31, 1999 increased 102% to $1,199,392 from $594,551 for the three months ended March 31, 1998. The increase was the result of significant sales staff and infrastructure changes since the acquisition of ABC.
     Gross profit for the quarter ended March 31, 1999 increased 68.7% to $281,421 from $166,771 for the quarter ended March 31, 1998. As a percentage of net sales, gross profit decreased to 23.5% in the 1999 period compared to 28% in the 1998 period. The decrease was primarily the result of increased sales of lower margin products.
     Selling, general and administrative expenses for quarter ended March 31, 1999 increased to $253,364 from $205,730 for the quarter ended March 31, 1998. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are in the process of being put in place to enable the Company to grow.
     Net earnings for the quarter ended March 31, 1999 increased to $28,057 from a loss of ($38,959) for the quarter ended March 31, 1998.

Liquidity and Capital Resources

     At March 31, 1999 and March 31, 1998 the Company had negative equity of ($349,085) and ($337,242), respectively.
     The Company has historically financed its business through cash flow from operations and borrowings from executives, which may be utilized from time to time.
     The Company expects to require additional capital and at the present time has no definitive plans but is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person or entity to raise such capital.
     While no specific acquisitions are presently under consideration, the Company is actively seeking acquisitions and anticipates it may require additional capital in order to fund any acquisitions or substantial growth in its current business. To this end, the Company plans to pursue both debt and equity financing from both private institutions and the public markets to finance acquisitions as required. No assurance can be given that sufficient capital will be available when needed.

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

Forward Looking Statements

     The matters discussed in this Item 2 may contain forward-looking statements that involve risk and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Actual results may differ materially due to a variety of factors, including without limitation the presence of competitors with broader product lines and greater financial resources; intellectual property rights and litigation, needs of liquidity; and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

         Part II - OTHER INFORMATION

         Item 6.   Exhibit and reports on Form 8-K

(a)      Exhibits

                                    None

(b)      Reports filed on Form 8K

             January 11, 1999 - Item 4 - Change in Certifying Accountants

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    stereoscape.com, inc.


    By:   /s/ Steven Wise                                    July 16, 1999
          Steven Wise
          President (Principal Executive Officer)
          Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

    By:   /s/ Steven Wise                                    July 16, 1999
          Steven Wise
          President (Principal Executive Officer)
          Director

    By:   /s/ Bernard F. Lillis, Jr.                         July 16, 1999
          Bernard F. Lillis, Jr.
          Chief Financial Officer (Principal Accounting Officer)
          Director

    By:   /s/ Scott G. Halperin                              July 16, 1999
          Scott G. Halperin
          Chairman of the Board of Directors