Form 10QSB
period 1999-06-30
STEREOSCAPE COM INC
filed 1999-08-20
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the quarterly ended June 30, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-25037
                              stereoscape.com, inc.
                 (Name of small business issuer in its charter)

               Nevada                                 06-1469654
  (State or other jurisdiction of         (IRS Employer identification no.)
  incorporation  or  organization)

                3440 Highway 9 South, Freehold, New Jersey 07728
                    (Address of principal executive offices)

                                 (732) 462-7767
                           (Issuer's telephone number)
                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No...

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1999.

             Title of Each Class                Number of Shares Outstanding
   Common Stock, $.001 par value per share                2,821,893

 PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1999

                                     ASSETS
Current Assets:
          Cash                                                        $     940
          Charge card receivables                                        35,553
          Inventories                                                   240,077
          Other current assets                                            6,866
                                                              ------------------
Total Current Assets                                                    283,436
                                                              ------------------
Property and Equipment - Net                                             14,564
                                                              ------------------
TOTAL ASSETS                                                          $ 298,000
                                                              ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                   LIABILITIES
Current Liabilities:
          Accounts payable and accrued expenses                       $ 337,380
          Customer deposits and other advances                          302,723
          Payroll and sales tax payable                                   5,019
                                                              ------------------
Total Current Liabilities                                             $ 645,122
                                                              ------------------

Commitments and Contingencies

                            STOCKHOLDERS' DEFICIENCY
Common Stock
          Par value $.001 - 10,000,000 shares authorized,
             2,821,893 shares issued and outstanding                      2,822
Additional paid in capital                                              156,553
Deficit                                                                (506,497)
                                                              ------------------
Total Stockholders' Deficency                                          (347,122)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $ 298,000
                                                              ==================


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                   For the Three Months      For the Six Months
                                      Ended June 30,           Ended June 30,
                                      1999      1998         1999        1998
                                 -----------------------------------------------

Sales                               886,351  $ 457,448  $ 2,085,743 $ 1,051,999


Cost of sales                       678,349    447,016    1,596,320     874,796
                                 -----------------------------------------------

Gross profit                        208,002     10,432      489,423     177,203


Selling, General and Administrative 231,039    224,149      484,403     429,879
Impairment of Asset                      -          -            -           -
                                 -----------------------------------------------

Net Earnings (loss)               $ (23,037) $(213,717)     $ 5,020  $ (252,676)
                                 ===============================================

LOSS PER COMMON SHARE

BASIC AND DILUTED

Net Earnings (loss)                 $ (0.01)   $ (0.09)      $ 0.00     $ (0.10)

Weighted average number of
   shares used in computation     2,800,409  2,464,078    2,755,843   2,451,838


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Six Months Ended
                                                               June 30,
                                                        1999              1998
                                                   -----------------------------
Cash flows from operating activities:
          Net earnings (loss)                         $ 5,020        $ (252,676)
Adjustments to reconcile net loss to net cash
  used in operations:
          Depreciation and amortization                   792             1,425
          Impairment of Asset                              -                 -
     (Increase) decrease in operating assets:
          Charge card receivables                     (17,632)            5,308
          Inventories                                 (36,690)           26,412
          Other current assets                         (3,118)           (1,275)
     Increase (decrease) in operating liabilities:
          Accounts payable                             91,173            72,466
          Customer deposits and advances              (98,993)           64,816
          Payroll and sales taxes payable             (16,404)            3,646
          Accrued expenses                                  -              (203)
                                                   -----------------------------

Net cash used in operating activities                 (75,852)          (80,081)
                                                   -----------------------------

Cash flow from investing activities:
          Purchase of fixed assets                     (3,074)             (318)
                                                   -----------------------------

Net cash used in investing activities                  (3,074)             (318)
                                                   -----------------------------

Cash flow from financing activities:
          Issuance of capital stock                    84,375            62,861
          Proceeds from (repayment of) loan payable    (8,117)           (6,583)
                                                   -----------------------------

Net cash provided by financing activities              76,258            56,278
                                                   -----------------------------

(Decrease) increase in cash                            (2,668)          (24,121)

Cash at beginning of period                             3,608            24,907
                                                   -----------------------------

Cash at end of period                                   $ 940             $ 786
                                                   =============================

Supplemental disclosure of cash flow information:
          Interest paid                               $ 1,069           $ 2,621


         See notes to the consolidated financial statements (unaudited).

         NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In December of 1998 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. and prior to that, in April 1997 the name was changed to Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC") In April, 1997 ABC formed Alpha Sound and Vision,
     Inc. as a wholly owned subsidiary. The Company is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the Internet.
     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's Form 10-KSB Annual Report for the year ended December 31, 1998.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. In consolidation all material inter company balances are eliminated.
     Income taxes for the interim period are based on the estimated effective rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 1999.


         NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At June 30, 1999 the Company had $150,113 in customer deposits, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at June 30, 1999 the Company had $152,610 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.


         NOTE 3 - FIXED ASSETS, at cost

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets as from 5 to 10 years.

     Fixed assets consists of the following at June 30, 1999:

         Furniture and fixtures                      $    9,410
         Hardware and software costs                     14,687
                                                      ----------
                                                         24,097
         Less-accumulated depreciation                   (9,533)
         Property and equipment-Net                  $   14,564
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

Results of Operations for the Three Months Ended June 30, 1999 and 1998

     Net sales for the three months ended June 30, 1999 increased 94% to $886,351 from $457,448 for the three months ended June 30, 1998. The increase was the result of significant sales staff and infrastructure changes as well as increased advertising.

     Gross profit for the quarter ended June 30, 1999 increased to $208,002 from $10,432 for the quarter ended June 30, 1998. As a percentage of net sales, gross profit increased to 23.5% in the 1999 period compared to 2.3% in the 1998 period. The increase was the result of increased inventory and cost control measures.

     Selling, general and administrative expenses for quarter ended June 30, 1999 increased to $231,039 from $224,149 for the quarter ended June 30, 1998. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are in the process of being put in place to enable the Company to grow.

     Net Losses for the quarter ended June 30, 1999 decreased to ($23,037) from a loss of ($213,717) for the quarter ended June 30, 1998. This reduction in loss is due to increased volume as well as cost control measures, increased advertising and infrastructure changes.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

     Net sales for the Six months ended June 30, 1999 increased 98.3% to $2,085,743 from $1,051,999 for the six months ended June 30, 1998. The increase was the result of significant sales staff and infrastructure changes as well as increased advertising.

     Gross profit for the six months ended June 30, 1999 increased to $489,423 from $177,203 for the six months ended June 30, 1998. As a percentage of net sales, gross profit increased to 23.5% in the 1999 period compared to 16.8% in the 1998 period. The increase was the result of increased inventory and cost control measures.

     Selling, general and administrative expenses for six months ended June 30, 1999 increased to $484,403 from $429,879 for the six months ended June 30, 1998. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are in the process of being put in place to enable the Company to grow.

     Net Earnings for the six months ended June 30, 1999 increased to $5,020 from a loss of ($252,676) for the six months ended June 30, 1998. The increase in earnings is due to increased volume as well as cost control measures, increased advertising and infrastructure changes.

Liquidity and Capital Resources

     At June 30, 1999 and June 30, 1998 the Company had negative equity of ($347,122) and ($388,847), respectively.

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

         Part II - OTHER INFORMATION

         Item 6.   Exhibit and reports on Form 8-K

(a)      Exhibits

                                    None

(b)      Reports filed on Form 8K

           June 8, 1999 - Item 4 - Change in Certifying Accountants

                           Effective April 20, 1999, stereoscape.com, inc. (the "Company") dismissed its certifying accountants,
                           Weinbaum  &   Yalamanchi Certified Public Accountants
                           ("WY") and retained its prior certifying accountants, Ehrenkrantz, Sterling & Co., LLC Certified Public Accountants and Consultants ("ESC"). WY did not
                           issue a  report   on   stereoscape's financial
                           statements.  The decision to change  accountants was
                           approved by the Audit Committee   and  the  Board  of
                           Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified WY that during the two most recent fiscal years and the interim period from December 31, 1998 through April 20,1999 the Company was unaware of any disputes between the Company and
                           WY  as   to   matters   of  accounting principles  or
                           practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not
                           resolved  to  the  satisfaction  of WY, would   have
                           caused   it  to  make  a reference to the subject
                           matter of the disagreements in connection with its reports.

                           Effective April 20, 1999, the Company engaged ESC as its principle accountants. During the most recent fiscal year end and the subsequent interim periods to the date hereof, the Company did not consult ESC regarding any of the matters or events set forth in item 304 (a) (2) and (i) and (ii) of Regulation S-B, except those matters involving prior audits by ESC.


           July 28, 1999 -  Amended - Item 4 - Change in Certifying Accountants

                           Effective April 20, 1999, stereoscape.com, inc. (the "Company") dismissed its certifying accountants,
                           Weinbaum & Yalamanchi Certified   Public  Accountants
                           ("WY") and retained its prior certifying accountants, Ehrenkrantz, Sterling & Co., LLC Certified Public Accountants and Consultants ("ESC"). WY did not issue a report on stereoscape's financial statements. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified WY that during the two most recent fiscal years and the interim period from December 31, 1998 through April 20, 1999 the Company was unaware of any disputes between the Company and WY as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of WY, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. (See "Revised Information" below)

                           Effective April 20, 1999, the Company engaged ESC as its principle accountants. During the most recent fiscal year end and the subsequent interim periods to the date hereof, the Company did not consult ESC regarding any of the matters or events set forth in item 304 (a) (2) and (i) and (ii) of Regulation S-B, except those matters involving prior audits by ESC.

                           Revised Information Subsequent to the filing of the 8-K on June 8, 1999, on June 15, 1999, W&Y issued a letter in which they objected to certain disclosures in the original 8-K filing and enumerating various reasons they felt that stereoscape.com, inc.("The Company") is unauditable.

                           The Company addressed W & Y's letter of June 15, 1999, in detail, in this amended filing.

                                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned duly authorized

                 stereoscape.com, inc.


         By:   /s/ Steven Wise                                 August 20, 1999
               ---------------
               Steven Wise
               President (Principal Executive Officer)
               Director

         By:   /s/ Bernard F. Lillis, Jr.                      August 20, 1999
               --------------------------
               Bernard F. Lillis, Jr.
               Chief Financial Officer (Principal Accounting Officer)
               Director

         By:   /s/ Scott G. Halperin                           August 20, 1999
               ---------------------
               Scott G. Halperin
               Chairman of the Board of Directors