Form 10QSB
period 1999-09-30
STEREOSCAPE COM INC
filed 1999-11-15
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ x ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the quarterly ended September 30, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X..
No.........

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1999.

           Title of Each Class                Number of Shares Outstanding

Common Stock, $.001 par value per share                 2,806,327

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               September 30, 1999


                                     ASSETS

Current Assets:
          Cash                                                         $ 1,067
          Charge card receivables                                       17,018
          Inventories                                                  217,411
          Other current assets                                          11,243
                                                                      --------
Total Current Assets                                                   246,739
Property and Equipment - Net                                            15,356
                                                                      --------
TOTAL ASSETS                                                         $ 262,095
                                                                      ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                   LIABILITIES
Current Liabilities:
          Accounts payable and accrued expenses                      $ 314,446
          Customer deposits and other advances                         193,798
          Payroll and sales tax payable                                 96,649
                                                                      --------
Total Current Liabilities                                            $ 604,893

Commitments and Contingencies

                            STOCKHOLDERS' DEFICIENCY

Common Stock
          Par value $.001 - 10,000,000 shares authorized,
          2,806,327 shares issued and outstanding                        2,806
Additional paid in capital                                             156,585
Deficit                                                               (502,173)
                                                                      --------
Total Stockholders' Deficency                                         (342,798)
                                                                      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $ 262,095
                                                                      ========

         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                    For the Three             For the Nine
                                     Months Ended             Months Ended
                                     September 30,            September 30,
                                     1999       1998        1999         1998
                                 -----------------------------------------------

Sales                            $ 974,428  $ 795,143  $ 3,060,171  $ 1,847,142


Cost of sales                      698,706    594,870    2,295,026    1,469,666
                                 -----------------------------------------------

Gross profit                       275,722    200,273      765,145      377,476


Selling, General and
Administrative                     269,550    161,383      753,953      454,150
                                 -----------------------------------------------

Net Earnings (loss)                $ 6,172   $ 38,890     $ 11,192    $ (76,674)
                                 ===============================================

LOSS PER COMMON SHARE

BASIC AND DILUTED

Net Earnings (loss)                 $ 0.00     $ 0.02       $ 0.00      $ (0.03)

Weighted average number of
   shares used in computation    2,806,327  2,585,176    2,772,856    2,488,033


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                     (FORMERLY ALLIANCE TECHNOLOGIES, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Nine Months Ended
                                                             September 30,
                                                        1999              1998
                                                   -----------------------------
Cash flows from operating activities:
          Net earnings (loss)                        $ 11,192         $ (76,674)
Adjustments to reconcile net loss to net
   cash used in operations:
          Depreciation and amortization                 1,188             2,977
     (Increase) decrease in operating assets:
          Charge card receivables                         903            34,373
          Inventories                                 (14,024)          (36,217)
          Other current assets                         (7,495)            7,035
     Increase (decrease) in operating liabilities:
          Accounts payable                             68,239            37,598
          Customer deposits and advances             (207,918)           55,378
          Payroll and sales taxes payable              75,226            (4,377)
          Accrued expenses                                  -            (2,203)
                                                    ----------------------------

Net cash used in operating activities                 (72,689)           17,890
                                                    ----------------------------

Cash flow from investing activities:
          Purchase of fixed assets                     (4,262)           (5,818)
                                                    ----------------------------

Net cash used in investing activities                  (4,262)           (5,818)
                                                    ----------------------------

Cash flow from financing activities:
          Issuance of capital stock                    82,527            25,000
          Proceeds from (repayment of) loan payable    (8,117)          (32,337)
                                                    ----------------------------

Net cash provided by financing activities              74,410            (7,337)
                                                    ----------------------------

(Decrease) increase in cash                            (2,541)            4,735

Cash at beginning of period                             3,608            24,907
                                                    ----------------------------

Cash at end of period                                 $ 1,067          $ 29,642
                                                    ============================

Supplemental disclosure of cash flow information:
          Interest paid                               $ 1,854           $ 5,242


         See notes to the consolidated financial statements (unaudited).

         NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In December of 1998 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. and prior to that, in April 1997 the name was changed to Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC") In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary.
     The Company is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the Internet.
     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's Form 10-KSB Annual Report for the year ended December 31, 1998.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. In consolidation all material inter company balances are eliminated.
     Income taxes for the interim period are based on the estimated effective rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at September 30, 1999.


     NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At September 30, 1999 the Company had $119,141 in customer deposits, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at September 30, 1999 the Company had $74,657 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.


     NOTE 3 - FIXED ASSETS, at cost

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets as from 5 to 10 years.

      Fixed assets consists of the following at September 30, 1999:

           Furniture and fixtures                      $   11,034
           Hardware and software costs                     14,687
                                                       -----------
                                                           25,721
           Less-accumulated depreciation               (    9,929)
                                                       -----------
           Property and equipment-Net                  $   15,792
                                                       ===========

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

     Results of  Operations  for the Three Months Ended  September  30, 1999 and
1998.

     Net sales for the three months ended September 30, 1999 increased 23% to $974,428 from $795,143 for the three months ended September 30, 1998. The increase was the result of significant sales staff and infrastructure changes as well as increased advertising.

     Gross profit for the quarter ended September 30, 1999 increased to $275,722 from $200,273 for the quarter ended September 30, 1998. As a percentage of net sales, gross profit increased to 28% in the 1999 period compared to 25% in the 1998 period. The increase was the result of increased inventory and cost control measures.

     Selling, general and administrative expenses for quarter ended September 30, 1999 increased to $269,550 from $161,383 for the quarter ended September 30, 1998. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are in the process of being put in place to enable the Company to grow.

     Net Earnings for the quarter ended September 30, 1999 decreased to $6,172 from of $38,890 for the quarter ended September 30, 1998. This reduction in earnings is due to an increase in selling, general and administrative expense necessary to provide for the infrastructure to control the projected growth.

     Results of  Operations  for the Nine Months  Ended  September  30, 1999 and
1998.

     Net sales for the Nine months ended September 30, 1999 increased 66% to $3,060,171 from $1,847,142 for the nine months ended September 30, 1998. The increase was the result of significant sales staff and infrastructure changes as well as increased advertising.

     Gross profit for the nine months ended September 30, 1999 increased to $765,145 from $377,476 for the nine months ended September 30, 1998. As a percentage of net sales, gross profit increased to 25% in the 1999 period compared to 20% in the 1998 period. The increase was the result of increased inventory and cost control measures.

     Selling, general and administrative expenses for nine months ended September 30, 1999 increased to $753,953 from $454,150 for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are in the process of being put in place to enable the Company to grow.

     Net Earnings for the nine months ended September 30, 1999 increased to $11,192 from a loss of ($76,674) for the nine months ended September 30, 1998. The increase in earnings is due to increased volume as well as cost control measures, increased advertising and infrastructure changes.

     Liquidity and Capital Resources

     At September 30, 1999 and September 30, 1998 the Company had negative equity of ($342,798) and ($349,957), respectively.

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

         Part II - OTHER INFORMATION

     Item 6. Exhibit and reports on Form 8-K

     (a) Exhibits

                                    None

     (b) Reports filed on Form 8K

                                    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned duly authorized.

     stereoscape.com, inc.


     By: /s/ Steven Wise                                   November 15, 1999
         ----------------
         Steven Wise
         President (Principal Executive Officer)
         Director

     By: /s/ Bernard F. Lillis, Jr.                        November 15, 1999
         ---------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer (Principal Accounting Officer)
         Director

     By: /s/ Scott G. Halperin                             November 15, 1999
         ----------------------
         Scott G. Halperin
         Chairman of the Board of Directors