Form 10KSB
period 1999-12-31
STEREOSCAPE COM INC
filed 2000-04-14
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-25037

                              stereoscape.com, inc.
                 (Name of small business issuer in its charter)

                      Nevada                             06-1469654
  (State or other  jurisdiction
of incorporation  or  organization)           (IRS Employer identification no.)

 3440 Highway 9 South, Freehold, New Jersey                    07728
 (Address of principal executive offices)                    (Zip Code)

                                 (732) 462-7767
                           (Issuer's telephone number)
                        ---------------------------------
 Securities registered under section 12(b) of the Exchange Act:

  Title of each class            Name of each exchange on which registered
 ______________________       _____________________________________________
 ______________________       _____________________________________________

 Securities   registered  under  Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X..No.........

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:
Revenues for the year ended December 31, 1999 were $4,112,334.

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

     The aggregate market value of the voting stock held by non-affiliates as of March 3, 2000 is $4,829,668.50.

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

          Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share          3,345,727 (as of March 3,2000)

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

     Transitional Small Business Disclosure Format (Check one): Yes ; No .

         PART I

         Item 1.Business

                Description of Business

                stereoscape.com, inc. ("SSCP" or the "Company") was incorporated on June 8, 1988 as a corporate shell developed to generate capital resources which were to be used to acquire or participate in a business or business entity. The Company began as a Development Stage Company, and on April 17, 1997 acquired 100% of the outstanding shares of American Buyers Club International, Inc., ("ABC") in a business combination accounted for as a purchase. ABC became a wholly owned subsidiary of the Company through the exchange of 732,000 shares of the Company's common stock for all of the outstanding shares of ABC.

                ABC sells its products via the internet and through print media advertising, and in addition through its subsidiary, Alpha Sound and Vision, Inc., ("Alpha") which operates a retail store in Freehold, New Jersey. References herein the "SSCP" or "the Company" unless otherwise indicated include stereoscape.com, ABC, and Alpha.

                Products.

                Although ABC and Alpha sell through different media, the majority of the products they sell are identical. The Company sells products such as amplifiers, receivers, televisions, speakers, CD players, DVD players, satellite systems, home automation, and cassette players.
                The Company offers a broad range of name brands of the products listed above, at several different price points, with a greater product depth at higher price levels than most of its competitors. The products are manufactured by companies such as: JVC, Panasonic, Sony, Yamaha, Denon, Krix, Klipsch, Hitachi, Aiwa, Apature, Rotel, NHT, Wharfedale, Thornberg, and Kenwood.

                  ABC Business - ABC derives revenues from two principal activities: the sale of home theater systems, individual components, speakers and cables to customers on a call in basis and via the internet.

                  ABC generates more than half of its revenues via leads developed through the internet, and the remainder through print advertising. All orders are paid for by check or credit card at the time of shipment.

                  Alpha Business - Alpha sells the same products as ABC through its retail store in Freehold, New Jersey.

                  Alpha and ABC's sales force employees are paid a base salary plus a commission on gross sales.

                  New Products and Expansion.

                  The Company is continuously evaluating new products to expand its product line. The Company is currently reviewing plasma televisions, high definition televisions, and enhanced digital audio and video products as potential sales items.

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

                  Current Employees. The Company currently employs 10 persons, of whom 6 are full time. None of the Company's employees are members of unions.


         Item 2.  Description of Property

         SSCP leases a 4,064 square foot facility at 3440 Highway 9 South, Freehold, New Jersey 07728, of which approximately 1,000 square feet serves as retail space. This facility serves as SSCP's headquarters as well as a its warehouse facility. The facility is leased at a basic rent of $3,048 per month or $36,576 annually. The lease has a five year term, which began in 1999, with rent escalation of $1.00 per square foot at the end of each of the first four years.


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

                                    1999                        1998
                                Common Shares              Common Shares
      Period                High           Low          High           Low
                        --------------------------------------------------------

January 1 - March 31        1.9688        1.0000        2.2500        0.7500

April 1 - June 30           2.1562        0.5312        1.0313        0.2500

July 1 - September 30       1.1250        0.3438        0.3750        0.2500

October 1 - December 31     1.3750        0.3750        1.0313        0.1250



                  As of March 3, 2000, there were 31 holders of record of the Company's common stock.
                  The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividends, either by contract or regulation.

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

         Year Ended  December  31, 1999 Compared to Year Ended December 31, 1998

                  Net sales for the year ended December 31,1999 increased 30.1% to $4,112,334 from $3,161,116 for the year ended December 31, 1998. The increase was the result of significant sales staff and infrastructure changes.

                  Gross profit for the year ended December 31, 1999 increased 26.7% to $822,694 from $649,295 for the year ended December 31, 1998. As a percentage of net sales, gross profit decreased to 20.0% in the 1999 period compared to 20.5% in the 1998 period. The decrease was primarily the result of increased sales of lower margin products, promotional pricing to generate sales increase, and introductory pricing of new product lines.

                  Selling, general and administrative expenses for year ended December 31, 1999 increased 24.9% to $1,061,827 from $850,390 for the year ended December 31, 1998. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are being put in place to enable the Company to handle a substantial increase in volume in the year 2000 and thereafter which management believes will result from new sales techniques including a fully integrated E-commerce website to be activated early in the year 2000.

                  Net losses for the year ended December 31, 1999 increased to a loss of ($239,133) compared to a loss of ($201,095) for the year ended December 31, 1998. This increase was due to increased in operating costs to sustain anticipated growth.

         Liquidity and Capital Resources

                  At December 31, 1999 and December 31, 1998 the Company had a deficit equity of ($556,276) and ($436,517), respectively.

                  The Company has historically financed its business through cash flow from operations and borrowings from executives, which may be utilized from time to time.

                  Subsequent to the year end the Company raised $60,000 in a private placement in exchange for 120,000 shares of its common stock. Under the Agreement other than piggy-back registration rights, the Company is not required to register the shares.

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

         Year 2000 Assessment

                  The Company began assessing the possible impact of the Year 2000 ("Y2K") issues on its business operations in 1999. The issue arose because of information technology ("IT") which utilized a two digit date field. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond. As of March 9, 2000, the Company had encountered no significant Y2K related problems.
                  The Company successfully implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem throughout the Company. The cost of remediation efforts were immaterial, and as such the Year 2000 problem did not have a material effect on the financial position of the Company, nor the results of its operations.

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

         Item 8. Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

                  Effective  January  11,  1999,   stereoscape.com,   inc.  (the
         "Company") dismissed its prior certifying accountants, Ehrenkrantz, Sterling & Co., LLC Certified Public Accountants and Consultants ("ESC") and retained as new certifying accountants, Weinbaum & Yalamanchi ("WY"). ESC's report on Alliance's financial statements for the fiscal year ended December 31, 1997, contained no adverse opinions or disclaimer of opinions, and was not qualified as to audit scope or accounting principles. The report was however qualified as to uncertainties. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified ESC that during the two most recent fiscal years and the interim period from December 31, 1997 through January 11, 1999 the Company was unaware of any disputes between the Company and ESC as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of ESC, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports and requested ESC to confirm this, a copy of which was filed as an attachment to Form 8K.

                  Effective January 11, 1999, the Company engaged WY as its principal accountants. During the most recent fiscal year end and the subsequent interim periods to the date hereof, the Company did not consult WY regarding any of the matters or events set forth in item 304
         (a) (2) and (i) and (ii) of Regulation S-B.

                  Effective April 20, 1999, stereoscape.com, inc. (the "Company")dismissed its certifying accountants, Weinbaum & Yalamanchi Certified Public Accountants ("WY") and retained its prior certifying accountants, Ehrenkrantz, Sterling & Co., LLC Certified Public
         Accountants and Consultants ("ESC"). WY did not complete their audit nor did they issue a report on stereoscape's financial statements. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified WY that during the two most recent fiscal years and the interim period from December 31, 1998 through April 20, 1999 the Company was unaware of any disputes between the Company and WY as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of WY, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.
                  Subsequent to the filing of the 8-K dismissing WY, on June 15, 1999, W&Y issued a letter in which they objected to certain disclosures in the original 8-K filing and enumerating various reasons they felt that stereoscape.com, inc. ("The Company") is unauditable. We would like to point out that W & Y did not inform the Company that they considered it unauditbale until subsequent to their termination as auditors, and subsequent to the filing of the Form 8-K in question.

                  Effective April 20, 1999, the Company again engaged ESC as its principle accountants. During the most recent fiscal year end and the subsequent interim periods to the date hereof, the Company did not consult ESC regarding any of the matters or events set forth in item 304 (a) (2) and (i) and (ii) of Regulation S-B, except those matters involving prior audits by ESC.


         PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons

                  The following are directors and officers of the Company:

          Name                     Age                 Title

    Scott G. Halperin              38       Chairman of the Board of Directors

    Steven Wise                    40       President and Director

    Bernard F. Lillis, Jr.         56       Chief Financial Officer and Director

    David Bannon                   41       Director and Vice President

         Scott G. Halperin has been Chairman of the Board of Directors of the Company since April 17, 1997. Since August 1994 Mr. Halperin has been Chief Executive Officer of The Classica Group, Inc. a company traded on the NASDAQ Small Cap Market System, and engaged in a non-competitive business. On July 1, 1997 he was elected Chairman of the Board of Directors of The Classica Group.

         Steven Wise has been President and a director of the Company since April 17, 1997. He entered the electronics industry in 1984 working for various retail establishments. In 1988, he joined Sixth Avenue Electronics as Vice President of the mail order division. Mr. Wise developed the mail order division and drove sales from $150,000 in 1988 to $7.8 million in 1994. In 1994 he became a principal in a newly formed electronics retail and mail order outlet, and in 1997 he entered into an employment agreement with Alpha.

         Bernard F. Lillis, Jr., has been Chief Financial Officer and a director of the Company since April 17, 1997. Since 1996 Mr. Lillis has been Chief Financial Officer of The Classica Group, Inc. a company traded on the NASDAQ Small Cap Market System, and engaged in a non-competitive business. On July 1, 1997 he was elected to the Board of Directors of The Classica Group, as well as appointed Chief Operating Officer. Mr. Lillis began his career with Deloitte & Touche (previously Haskins & Sells), Certified Public Accountants. He is a Certified Public Accountant, a recipient of the New York State Society of CPA's Award for Outstanding Scholastic Achievement in Accounting, and a member of the New York, New Jersey and Pennsylvania Societies of CPA's, and the Institute of Management Accountants.

         David Bannon, has been Vice President of Alpha since April 17, 1997 and a director since February, 2000. He entered the electronics industry in 1981 working for various retail establishments. In 1994 he became a principal in a newly formed electronics retail and mail order outlet, and in 1997 he entered into an employment agreement with Alpha.

         Item 10.          Executive Compensation

         The following table sets forth the compensation that the Company paid during its last three fiscal years to its President and the Vice President of the Company's principle subsidiary. No other officer had compensation in excess of $100,000.

                                                                 Other Annual
                  Name and Title         Year       Salary       Compensation

         Steven Wise, President          1999      $103,720         $6,527 *
                                         1998      $100,100              -
                                         1997       $91,077              -

         David Bannon, Vice President    1999      $103,729         $2,272 *
         of Alpha Sound & Vision, Inc    1998      $100,100              -
                                         1997       $91,077              -

              *   Represents the cost of health insurance borne by the Company.


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

                  Name and address           Number of       Percentage of Out-
                  of Beneficial Owner      Shares Owned    standing Shares Owned

    Steven Wise                               678,500 (a)          18.7%
    Scott G. Halperin                       1,033,714 (b)          28.5%
    David Bannon                              678,500 (c)          18.7%
    Bernard F. Lillis, Jr.                    276,715 (d)           7.9%
    Kagel Family Trust                        380,000              11.4%

    All directors and executive officers
      as a group (4 persons)                2,667,429              61.4%

(a) Includes options to purchase 175,000 restricted shares at $0.418 per share, and 100,000 shares at $0.418.
(b) Includes options to purchase 175,000 restricted shares at $0.418 per share, and 100,000 shares at $0.418.
(c) Includes options to purchase 175,000 restricted shares at $0.418 per share, and 100,000 shares at $0.418.
(d) Includes options to purchase 75,000 restricted shares at $0.418 per share, and 100,000 shares at $0.418.

         Item 12.          Certain Relationships and related Transactions

                  None

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

                 stereoscape.com, inc.


                 By:   /s/ Steven Wise                           April 10, 2000
                       Steven Wise
                       President (Principal Executive Officer)
                       Director

                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                 By:   /s/ Steven Wise                           April 10, 2000
                       Steven Wise
                       President (Principal Executive Officer)
                       Director

                 By:   /s/ Bernard F. Lillis, Jr.                April 10, 2000
                       Bernard F. Lillis, Jr.
                       Chief Financial Officer (Principal Accounting Officer) Director

                 By:   /s/ Scott G. Halperin                     April 10, 2000
                       Scott G. Halperin
                       Chairman of the Board of Directors

                 By:   /s/ David Bannon                          April 10, 2000
                       David Bannon
                       Director
                      stereoscape.com, inc. and Subsidiary
                                      Index

                              Financial Statements

         Included in Part II

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheet at December 31, 1999

         Consolidated Statements of Operations for the Years Ended
            December 31, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Deficiency for the Years Ended December 31, 1999 and 1998

         Notes to Consolidated Financial Statements

                   (Ehrenkrantz Sterling & Co. LLC letterhead)

Certified Public Accountants and Consultants
6 Regent Street, Livingston, New Jersey  07039
(973)994-7777   Fax:  (973)994-3444

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
stereoscape.com, inc. and subsidiary
Freehold, New Jersey

     We have audited the accompanying consolidated balance sheet of stereoscape.com, inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of stereoscape.com, inc. and subsidiary as of December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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

/s/  Ehrenkrantz Sterling & Co., LLC
Certified Public Accountants
Livingston, New Jersey
March 24, 2000
                      stereoscape.com, inc. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

Current Assets:

          Cash                                                     $ 3,557

          Charge card receivables                                   10,965

          Inventories                                              253,179

          Other current assets                                      42,256
                                                                 ---------

Total Current Assets                                               309,957
                                                                 ---------

Property and Equipment - Net                                        11,573
                                                                 ---------

TOTAL ASSETS                                                     $ 321,530
                                                                 =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                   LIABILITIES

Current Liabilities:

          Accounts payable and accrued expenses                  $ 511,909

          Customer deposits and other advances                     365,897
                                                                 ---------

Total Current Liabilities                                          877,806
                                                                 ---------

Commitments and Contingencies                                           -

           STOCKHOLDERS' DEFICIENCY

Common Stock

          Par value $.001 - 10,000,000 shares authorized,
             2,981,327 shares issued and outstanding                 2,981

Additional paid in capital                                         191,394

Deficit                                                           (750,651)
                                                                 ---------

Total Stockholders' Deficency                                     (556,276)
                                                                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $ 321,530
                                                                 =========

              The accompanying notes to the consolidated financial
                     statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years Ended
                                                             December 31,
                                                         1999           1998
                                                  ------------------------------

Sales                                                 $4,112,334     $3,161,116


Cost of sales                                          3,289,640      2,511,821
                                                  ------------------------------

Gross profit                                             822,694        649,295


Selling, General and Administrative                    1,061,827        850,390
                                                  ------------------------------


Net Loss                                              $ (239,133)    $ (201,095)
                                                  ==============================


BASIC LOSS PER COMMON SHARES

Net Loss                                                 $ (0.08)       $ (0.08)

Weighted average number of
   shares used in computation                          2,817,868      2,490,306


              The accompanying notes to the consolidated financial
                    statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                Issued and
                    Authorized Outstanding        Additional
                      Common     Common    Amount  Paid-in  Deficit      Total
                      Stock       Stock            Capital
                  --------------------------------------------------------------

Balance at
December 31, 1997  10,000,000  2,439,462  $2,439   $9,700 $(310,422)  $(298,283)

Issuance of
common stock                     247,431     248   62,613                62,861

Net Loss                                                   (201,095)   (201,095)
                  --------------------------------------------------------------

Balance at
December 31, 1998  10,000,000  2,686,893   2,687   72,313   (511,517)  (436,517)

Issuance of
common stock                     294,434     294  119,081               119,375

Net Loss                                                    (239,134)  (239,134)
                  --------------------------------------------------------------

Balance at
December 31, 1999  10,000,000  2,981,327  $2,981 $191,394 $ (750,651)$ (556,276)
                  ==============================================================


              The accompanying notes to the consolidated financial
                    statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          1999            1998
                                                    ----------------------------
Cash flows from operating activities:
          Net loss                                   $ (239,133)     $ (201,095)
Adjustments to reconcile net loss to
   net cash used in operations:
          Depreciation and amortization                   3,783           3,169
     (Increase) decrease in operating assets:
          Charge card receivables                         6,956          35,545
          Inventories                                   (49,792)       (108,305)
          Other current assets                           (3,508)          3,752
     Increase (decrease) in operating liabilities:
          Accounts payable and accued expenses          244,278          87,935
          Customer deposits and advances                (35,819)        137,280
                                                     ---------------------------

Net cash used in operating activities                   (73,235)        (41,719)
                                                     ---------------------------

Cash flow from investing activities:
          Purchase of fixed assets                       (3,074)           (456)
                                                     ---------------------------

Net cash used in investing activities                    (3,074)           (456)
                                                     ---------------------------

Cash flow from financing activities:
          Issuance of capital stock                      84,375          62,861
          Repayment of loan payable                      (8,117)        (41,985)
                                                     ---------------------------

Net cash provided by financing activities                76,258          20,876
                                                     ---------------------------

Decrease in cash                                            (51)        (21,299)

Cash at beginning of year                                 3,608          24,907
                                                     ---------------------------

Cash at end of year                                     $ 3,557         $ 3,608
                                                     ===========================

Supplemental disclosure of cash flow information:
          Interest paid                                 $ 1,385         $ 5,242
          Income Taxes paid                                  -               -
Supplementary Disclosure of Non-Cash Transactions:
          Shares issued to unrelated parties for
             services rendered                           35,000          14,000
          Shares issued in payment of debt                   -           30,600


              The accompanying notes to the consolidated financial
                    statements are an integral part hereof.

                      stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $120,891 in 1999 and $111,753 in 1998.

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

                      stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

         WARRANTY

     The Company sells its products with the manufacturer's factory or Alpha's company warranty. In addition, the Company offers extended warranties, at an additional cost. The extended warranties are underwritten by a third party for which the Company pays a fixed fee.

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

         RECLASSIFICATION OF FINANCIAL STATEMENTS

     The financial statements for the year ended December 31, 1998 have been reclassified to conform with the current presentation. The reclassification does not change the net loss for the period previously reported.

                      stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At December 31, 1999 and 1998 the Company had $156,335 and $215,116 in customer deposits, respectively, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at December 31, 1999 and 1998 the Company had $209,562 and $186,600 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.


         NOTE 3 --GOING CONCERN

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of approximately ($239,000), a working capital deficiency and a deficiency in assets of approximately ($556,000) at December 31, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise additional capital through short term or long term borrowings, a private placement or a public offering. The Company believes that upon obtaining proceeds from additional financing the substantial doubt about the Company's ability to continue as a going concern will be eliminated.


         NOTE 4 - PROPERTY AND EQUIPMENT, at cost

     Fixed assets consists of the following at December 31, 1999:

           Furniture and fixtures                      $    9,410
           Hardware and software costs                     14,687
                                                          -------
                                                           24,097
           Less-accumulated depreciation                  (12,524)
                                                          -------
                                                        $  11,573
                                                          =======

     Depreciation and amortization expense was $3,783 and $3,169 for 1999 and 1998, respectively.

                      stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         NOTE 5 - COMMITMENTS

     Prior to April, 1999, the Company leased its facility in Manalapan, New Jersey on a month to month basis. Commencing April 1999, the Company entered into a lease for a facility in Freehold, New Jersey requiring current minimum annual rent of approximately $36,576. The lease requires the Company to pay various operating expenditures of the facility and contains provisions for rent escalations. Rent expense totaled $35,581 and $21,400 for 1999 and 1998, respectively.

     Future minimum rentals are due as follows:

                                                           Operating
Years Ending December 31,                                      Lease
---------------------------------------------------------------------

2000                                                       $  39,624
2001                                                          43,688
2002                                                          47,752
2003                                                          51,816
2004                                                          13,208
                                                          ===========
                                                           $ 196,088
                                                          ===========

         NOTE 6 - FEDERAL AND STATE INCOME Taxes

     The Company has available net operating loss carryforwards of approximately $700,000 for federal and state income taxes expiring between 2003 and 2119 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carryforwards in future years. A valuation allowance has been provided for the entire benefit.
     During the years ended December 31, 1999 and 1998, the increase in the valuation allowance was $82,510 and $67,987, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

                      stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         NOTE 7 -- STOCK PLANS

     The Company's 1998 Incentive and Nonqualified Stock Option Plan provides for the granting of options to purchase shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options when granted will be granted at not less than fair market value at dates of grant. At the end of 1999, 180,000 options were available for grant under the plan and 1,400,000 shares of common stock were reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan. As of December 31, 1999 the following options were granted and exercised under this plan.
     SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the company's net loss would have been $602,241 and $201,095 for 1999 and 1998 respectively. Loss per share would have been $0.21 and $0.08 for 1999 and 1998 respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

                                                              Weighted Average
                                                  Shares       Exercise Price
--------------------------------------------------------------------------------

Outstanding, beginning of year                             -              N/A

Granted                                            1,220,000              0.433

Exercised                                            185,000              0.524
--------------------------------------------------------------------------------

Outstanding, end of year                           1,035,000              0.417

Options exercisable at year-end                    1,035,000              0.417

Weighted-average fair value of                                            0.433
   options granted during the year



     The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: Risk free interest rate 5.5%; expected life within 5 years; vested immediately; expected volatility of 111%; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.