Form 10QSB
period 2000-03-31
STEREOSCAPE COM INC
filed 2000-05-15
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ x ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the quarter ended March 31, 2000

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X.... No.........

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000.

        Title of Each Class                     Number of Shares Outstanding
Common Stock, $.001 par value per share                   3,358,227

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      stereoscape.com, inc. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2000

                                     ASSETS

Current Assets:
          Cash                                                          $ 5,442
          Charge card receivables                                        22,685
          Inventories                                                   248,238
          Other current assets                                           10,764
                                                                      ----------
Total Current Assets                                                    287,129
                                                                      ----------

Property and Equipment - Net                                             10,627

TOTAL ASSETS                                                          $ 297,756
                                                                      ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                   LIABILITIES

Current Liabilities:
          Accounts payable and accrued expenses                       $ 472,994
          Customer deposits and other advances                          360,288
          Payroll and sales tax payable                                  85,366
                                                                      ----------
Total Current Liabilities                                             $ 918,648
                                                                      ----------

Commitments and Contingencies

                            STOCKHOLDERS' DEFICIENCY
Common Stock
          Par value $.001 - 10,000,000 shares authorized,
             3,358,227 shares issued and outstanding                      3,358
Additional paid in capital                                              241,017
Deficit                                                                (865,267)
                                                                      ----------

Total Stockholders' Deficency                                          (620,892)
                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $ 297,756
                                                                      ==========

         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  For the Three Months Ended
                                                          March 31,
                                                    2000            1999
                                               --------------------------------

Sales                                                $ 859,605     $ 1,199,392


Cost of sales                                          684,033         917,971
                                               --------------------------------

Gross profit                                           175,572         281,421


Selling, General and Administrative                    290,188         253,364
                                               --------------------------------


Net(loss)Earnings                                   $ (114,616)       $ 28,057
                                               ================================

LOSS PER COMMON SHARE

BASIC AND DILUTED

Net(loss)Earnings                                      $ (0.04)         $ 0.01

Weighted average number of
   shares used in computation                        3,164,127       2,766,893


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    For the Quarter Months Ended
                                                              March 31,
                                                        2000              1999
                                                  ------------------------------
Cash flows from operating activities:
          Net (loss) earnings                      $ (114,616)         $ 28,057
Adjustments to reconcile net loss to
   net cash used in operations:
          Depreciation and amortization                   946               792
     (Increase) decrease in operating assets:
          Charge card receivables                     (11,720)           (1,797)
          Inventories                                   4,942            24,773
          Other current assets                         (3,509)           (2,675)
     Increase (decrease) in operating liabilities:
          Accounts payable                             81,355           (78,219)
          Customer deposits and advances               (5,609)           15,444
          Payroll and sales taxes payable             (34,904)          (17,979)
                                                  ------------------------------

Net cash used in operating activities                 (83,115)          (31,604)
                                                  ------------------------------

Cash flow from financing activities:
          Issuance of capital stock                    85,000            59,375
          Proceeds from (repayment of) loan payable         -            (8,117)
                                                  ------------------------------

Net cash provided by financing activities              85,000            51,258
                                                  ------------------------------

Increase in cash                                        1,885            19,654

Cash at beginning of period                            3,557              3,608
                                                  ------------------------------

Cash at end of period                                 $ 5,442          $ 23,262
                                                  ==============================

Supplemental disclosure of cash flow information:
          Interest paid                                 $ 270           $ 1,069


         See notes to the consolidated financial statements (unaudited).

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

         NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At March 31, 2000 the Company had $202,043 in customer deposits, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at March 31, 2000 the Company had $158,245 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.

                     stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



         NOTE 3 - FIXED ASSETS, at cost

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range between three and five years.

     Fixed assets consists of the following at March 31, 2000:

            Furniture and fixtures                      $    9,410
            Hardware and software costs                     14,687
                                                         ----------
                                                            24,097
            Less-accumulated depreciation                  (13,470)
                                                         ----------
                                                        $   10,627
                                                         ==========


        Note 4 - RECENT SALE OF UNREGISTERED SECURITIES

     On February 18, 2000, the Company sold 120,000 unregistered shares of the Company's common stock. The shares were sold to an accredited investors at $0.50 per share. Total net proceeds were $60,000 for which no commission or broker fee was paid.
     On March 28, 2000, the Company sold 12,500 unregistered shares of the Company's common stock. The shares were sold to an accredited investors at $2.00 per share. Total net proceeds were $25,000 for which no commission or broker fee was paid.
     The Company intended that the shares be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Section 4(6) of the Securities Act and the provisions of Regulation D promulgated thereunder.

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

     Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Net sales for the quarter ended March 31, 2000 decreased 28.3% to $859,605 from $1,199,392 for the quarter ended March 31, 1999. The decrease was the result of key products being unavailable during the first two month of the quarter.

     Gross profit for the quarter ended March 31, 2000 decreased 37.6% to $175,572 from $281,421 for the quarter ended March 31, 1999. As a percentage of net sales, gross profit decreased to 20.4% in the 2000 period compared to 23.5% in the 1999 period. The decrease was primarily the result of increased sales of lower margin products, promotional pricing to generate sales increase, and introductory pricing of new product lines.

     Selling, general and administrative expenses for quarter ended March 31, 2000 increased 14.5% to $290,188 from $253,364 for the quarter ended March 31, 1999. The increase in selling, general and administrative expenses consisted primarily of added administrative staff, computerization of accounting functions, and installation of internal control systems which are being put in place to enable the Company to handle a substantial increase in volume in the year 2000 and thereafter which management believes will result from new sales techniques including a fully integrated E-commerce website to be activated late in the year 2000.

     Net losses for the quarter ended March 31, 2000 increased to a loss of ($114,616) compared to earnings of $28,057 for the quarter ended March 31, 1999. This increase was due to increased in operating costs to sustain anticipated growth.

     Liquidity and Capital Resources

     At March 31, 2000 and March 31, 1999 the Company had a deficit equity of ($620,892) and ($349,085), respectively.

     The Company has historically financed its business through cash flow from operations and borrowings from executives, which may be utilized from time to time.

     In the first quarter the Company raised $85,000 in privates placement in exchange for 132,500 shares of its common stock. Under the Agreement other than piggy-back registration rights, the Company is not required to register the shares.

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

     Year 2000 Assessment

     The Company began assessing the possible impact of the Year 2000 ("Y2K") issues on its business operations in 1999. The issue arose because of information technology ("IT") which utilized a two digit date field. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond. As of May 8, 2000, the Company had encountered no significant Y2K related problems.

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

         Part II - OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds

     On February 18, 2000, the Company sold 120,000 unregistered shares of the Company's common stock. The shares were sold to an accredited investors at $0.50 per share. Total net proceeds were $60,000 for which no commission or broker fee was paid.
     On March 28, 2000, the Company sold 12,500 unregistered shares of the Company's common stock. The shares were sold to an accredited investors at $2.00 per share. Total net proceeds were $25,000 for which no commission or broker fee was paid.
     The Company intended that the shares be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Section 4(6) of the Securities Act and the provisions of Regulation D promulgated thereunder.
     The proceeds from the above placements are being used to as additional working capital.

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


        By:   /s/ Steven Wise                               May 12, 2000
              --------------------------
              Steven Wise
              President (Principal Executive Officer)
              Director

        By:   /s/ Bernard F. Lillis, Jr.                    May 12, 2000
              --------------------------
              Bernard F. Lillis, Jr.
              Chief Financial Officer (Principal Accounting Officer)
              Director

        By:   /s/ Scott G. Halperin                         May 12, 2000
              --------------------------
              Scott G. Halperin
              Chairman of the Board of Directors

        By:   /s/ David Bannon                              May 12, 2000
              --------------------------
              David Bannon
              Director