Form 10QSB
period 2000-06-30
STEREOSCAPE COM INC
filed 2000-08-21
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-25037
                              stereoscape.com, inc.
                 (Name of small business issuer in its charter)

             Nevada                                      06-1469654
  (State or other  jurisdiction               (IRS Employer identification no.)
of incorporation  or  organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2000.

         Title of Each Class                     Number of Shares Outstanding
Common Stock, $.001 par value per share                   4,663,891

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                      stereoscape.com, inc. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2000

                                     ASSETS
Current Assets:
          Cash                                                          $ 9,880
          Charge card receivables                                         9,054
          Inventories                                                   289,683
          Other current assets                                            7,255
                                                                      ----------
Total Current Assets                                                    315,872
                                                                      ----------

Property and Equipment - Net                                              9,681
                                                                      ----------

TOTAL ASSETS                                                          $ 325,553
                                                                      ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     LIABILITIES
Current Liabilities:
          Accounts payable and accrued expenses                       $ 467,837
          Customer deposits and other advances                          413,137
          Payroll and sales tax payable                                  65,923
                                                                      ----------
Total Current Liabilities                                             $ 946,897
                                                                      ----------
Commitments and Contingencies

                            STOCKHOLDERS' DEFICIENCY
Common Stock
          Par value $.001 - 10,000,000 shares authorized,
             4,663,891 shares issued and outstanding                      4,664
Additional paid in capital                                              332,211
Deficit                                                                (958,219)
                                                                      ----------

Total Stockholders' Deficency                                          (621,344)
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $ 325,553
                                                                      ==========

         See notes to the consolidated financial statements (unaudited).


                      stereoscape.com, inc. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      For the Three Months Ended       For the Six Months Ended
                               June 30,                        June 30,
                         2000            1999            2000            1999
                     -----------------------------------------------------------

Sales                 $ 442,332       $ 886,351      $1,301,937      $2,085,743


Cost of sales           354,384         678,349       1,038,417       1,596,320
                     -----------------------------------------------------------

Gross profit             87,948         208,002         263,520         489,423


Selling, General
   and Administrative   180,900         231,039         471,088         484,403
                     -----------------------------------------------------------


Net Earnings (loss)   $ (92,952)      $ (23,037)     $ (207,568)        $ 5,020
                     ===========================================================

LOSS PER COMMON SHARE

BASIC AND DILUTED

Net Earnings (loss)     $ (0.02)        $ (0.01)        $ (0.06)         $ 0.00

Weighted average
number of shares
used in computation   3,909,909       2,800,409       3,540,727       2,755,843


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Six Months Ended
                                                                June 30,
                                                        2000              1999
                                                   -----------------------------
Cash flows from operating activities:
           Net earnings (loss)                     $ (207,568)          $ 5,020
Adjustments to reconcile net loss
 to net cash used in operations:
           Depreciation and amortization                1,892               792
           Impairment of Asset                             -                 -
     (Increase) decrease in operating assets:
           Charge card receivables                      1,911           (17,632)
           Inventories                                (36,504)          (36,690)
           Other current assets                        35,001            (3,118)
     Increase (decrease) in operating liabilities:
           Accounts payable                               511            91,173
           Customer deposits and advances              47,240           (98,993)
           Payroll and sales taxes payable            (13,804)          (16,404)
           Accrued expenses                                -                 -
                                                   -----------------------------

Net cash used in operating activities                (171,321)          (75,852)
                                                   -----------------------------

Cash flow from investing activities:
           Purchase of fixed assets                         -            (3,074)

                                                   -----------------------------

Net cash used in investing activities                       -            (3,074)
                                                   -----------------------------

Cash flow from financing activities:
           Issuance of capital stock                  177,500            84,375
           Proceeds from (repayment of)
           loan payable                                     -            (8,117)
                                                   -----------------------------

Net cash provided by financing activities             177,500            76,258
                                                   -----------------------------

(Decrease) increase in cash                             6,179            (2,668)

Cash at beginning of period                             3,557              3,608
                                                   -----------------------------

Cash at end of period                                 $ 9,736             $ 940
                                                   =============================

Supplemental disclosure of cash flow information:
           Interest paid                                $ 705           $ 1,069


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


         NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At June 30, 2000 the Company had $178,208 in customer deposits, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at June 30, 2000 the Company had $234,929 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.


         NOTE 3 - FIXED ASSETS, at cost

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range between three and five years.

     Fixed assets consists of the following at March 31, 2000:

            Furniture and fixtures                      $    9,410
            Hardware and software costs                     14,687
                                                         ----------
                                                            24,097
            Less-accumulated depreciation                  (14,416)
                                                        $    9,681


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

         Quarter Ended  June 30, 2000 Compared to Quarter Ended June 30, 1999

                  Net sales for the quarter ended June 30, 2000 decreased 50.1% to $442,332 from $886,351 for the quarter ended June 30, 1999. The decrease was the result of the restructuring by new management to eliminate lower margin sales, and a reduction in advertising expenditures.

                  Gross profit for the quarter ended June 30, 2000 decreased 57.8% to $87,948 from $208,002 for the quarter ended June 30, 1999. As a percentage of net sales, gross profit decreased to 19.9% in the 2000 period compared to 23.4% in the 1999 period. The decrease was primarily the result of the liquidation of excess inventory at promotional prices.

                  Selling, general and administrative expenses for quarter ended June 30, 2000 decreased 21.7% to $180,900 from $231,039 for the quarter ended June 30, 1999. The decrease in selling, general and administrative expenses consisted primarily of cost cutting measures initiated by new senior management.

                  Net losses for the quarter ended June 30, 2000 increased to ($92,952) compared to losses of ($23,037)for the quarter ended June 30, 1999. This increase was due to a decrease in sales volume.

         Six Months Ended  June 30, 2000 Compared to Quarter Ended June 30, 1999

                  Net sales for the six months ended June 30, 2000 decreased 37.6% to $1,301,937 from $2,085,743 for the six months ended June 30, 1999. The decrease was the direct result of eliminating lower margin sales and a reduction in advertising expenditures.

                  Gross profit for the six months ended June 30, 2000 decreased 46.2% to $263,520 from $489,423 for the six months ended June 30, 1999. As a percentage of net sales, gross profit decreased to 20.2% in the 2000 period compared to 23.4% in the 1999 period. The decrease was primarily the result of the liquidation of excess inventory at promotional prices.

                  Selling, general and administrative expenses for six months ended June 30, 2000 decreased 2.8% to $471,088 from $484,403 for the six months ended June 30, 1999. The decrease in selling, general and administrative expenses consisted primarily of cost cutting measures initiated by new senior management.

                  Net losses for the six months ended June 30, 2000 of ($207,568) compared to earnings of $5,020 for the six months ended June 30, 1999 were a direct result of lower sales and decreased gross margins.

         Liquidity and Capital Resources

                  At June 30, 2000 and June 30, 1999 the Company had a deficit equity of ($621,344) and ($347,122), respectively.

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

         Year 2000 Assessment

                  The Company began assessing the possible impact of the Year 2000 ("Y2K") issues on its business operations in 1999. The issue arose because of information technology ("IT") which utilized a two digit date field. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond. As of August 18, 2000, the Company had encountered no significant Y2K related problems.
                  The Company successfully implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem throughout the Company. The cost of remediation efforts were immaterial, and as such the Year 2000 problem did not have a material effect on the financial position of the Company, nor the results of its operations.

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

         Part II - OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds

                  On February 18, 2000, the Company sold 120,000 unregistered shares of the Company's common stock. The shares were sold to an accredited investors at $0.50 per share. Total net proceeds were $60,000 for which no commission or broker fee was paid.
                  On March 28, 2000, the Company sold 12,500 unregistered shares of the Company's common stock. The shares were sold to an accredited investors at $2.00 per share. Total net proceeds were $25,000 for which no commission or broker fee was paid.
                  The Company intended that the shares be exempt from registration under the Securities Act by virtue of Section 4(2) and/or
         Section 4(6) of the Securities Act and the provisions of Regulation D promulgated thereunder.
                  The proceeds from the above placements are being used as additional working capital.

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


                 By:   /s/ Mario Bassani                        August 21, 2000
                       Mario Bassani
                       President (Principal Executive Officer)
                       Chairman of the Board

                 By:   /s/ Steve Wise                           August 21, 2000
                       Steve Wise
                       Director

                 By:   /s/ Gary B. Hyman                        August 21, 2000
                       -----------------
                       Gary B. Hyman
                       Chief Financial Officer
                       Director