Form 10QSB
period 2000-09-30
STEREOSCAPE COM INC
filed 2000-11-20
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000.

          Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share                   102,728,620
                     stereoscape.com, inc. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               September 30, 2000

                                     ASSETS

Current Assets:
          Cash                                                        $ 439,751
          Inventories                                                   149,312
          Note receivable                                                84,374
                                                                      ----------
Total Current Assets                                                    673,437

Property and Equipment - Net                                              8,734

Other assets                                                            250,000


TOTAL ASSETS                                                          $ 932,171
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:

          Accounts payable and accrued expenses                       $ 196,198
          Customer deposits and other advances                          186,685
          Note payable                                                    9,500
          Payroll and sales tax payable                                  57,358
                                                                      ----------
Total Current Liabilities                                             $ 449,741

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Common Stock
          Par value $.001 - 200,000,000 shares authorized,
             102,728,620 shares issued and outstanding                  102,729

Additional paid in capital                                            1,445,711

Deficit                                                              (1,066,010)
                                                                     -----------
Total Stockholders' Equity                                              482,430
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 932,171
                                                                     ===========


         See notes to the consolidated financial statements (unaudited).

                     stereoscape.com, inc. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                        For the Three          For the Nine
                                        Months Ended           Months Ended
                                        September 30,          September 30,
                                        2000      1999       2000        1999
                                     -------------------------------------------

Sales                                $441,702  $974,428  $1,743,639  $3,060,171


Cost of sales                         434,494   698,706   1,472,911   2,295,026
                                     -------------------------------------------

Gross profit (loss)                     7,208   275,722     270,728     765,145


Selling, General and Administrative   114,999   269,550     586,087     753,953
                                     -------------------------------------------


Net Earnings (loss)                 $(107,791)   $6,172   $(315,359)    $11,192
                                     ===========================================
LOSS PER COMMON SHARE

BASIC AND DILUTED

Net Earnings (loss)                     $0.00      $0.00       $0.00       $0.00

Weighted average number of
   shares used in computation      82,872,585 42,094,905  63,103,875  41,592,840



         See notes to the consolidated financial statements (unaudited).

                     stereoscape.com, inc. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Nine Months Ended
                                                             September 30,
                                                        2000              1999
                                           -------------------------------------
Cash flows from operating activities:
          Net earnings (loss)                      $ (315,359)         $ 11,192
Adjustments to reconcile net loss to net
   cash used in operations:
          Depreciation and amortization                 2,839             1,188
     (Increase) decrease in operating assets:
          Charge card receivables                      10,965               903
          Inventories                                 103,867           (14,024)
          Notes receivable                            (84,374)                0
          Other current assets                         42,256            (7,495)
     Increase (decrease) in operating liabilities:
          Accounts payable                           (315,711)           68,239
          Customer deposits and advances             (179,212)         (207,918)
          Payroll and sales taxes payable              57,358            75,226

Net cash used in operating activities                (677,371)          (72,689)
                                           -------------------------------------

Cash flow from investing activities:
          Acquisition of intellectual properties     (250,000)                0
          Purchase of fixed assets                          0            (4,262)
                                           -------------------------------------

Net cash used in investing activities                (250,000)           (4,262)
                                           -------------------------------------

Cash flow from financing activities:
          Issuance of capital stock                 1,354,065            82,527
          Proceeds from (repayment of) loan payable     9,500            (8,117)
                                           -------------------------------------

Net cash provided by financing activities           1,363,565            74,410
                                           -------------------------------------

(Decrease) increase in cash                           436,194            (2,541)

Cash at beginning of period                             3,557              3,608
                                           -------------------------------------

Cash at end of period                               $ 439,751           $ 1,067
                                           =====================================

Supplemental disclosure of cash flow information:
          Interest paid                               $ 7,557           $ 1,854


         See notes to the consolidated financial statements (unaudited).

                      stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In December of 1998 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. and prior to that, in April 1997 the name was changed to Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC"). In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary. In August 2000 the Company entered into an agreement to purchase the stock of epiggybank.com, inc., a financial and educational web sight that instructs kids.

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances are eliminated.

         INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

         DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range between three and fifteen years. The Company will access the recoverability of fixed assets and intangible assets based on existing facts and circumstances. They will project undiscounted cash flows generated by such fixed assets. Should the Company assessment indicate impairment, an appropriate write down will be recorded on a discounted cash flow basis.

         REVENUE RECOGNITION

     Revenues are realized upon shipment of product.

         ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred.

         EARNINGS PER COMMON SHARE

     In accordance with SFAS 128 basic earnings per share has been computed based upon the weighted number of common shares outstanding during the period. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive, given the net losses incurred. The financial statements reflect share amounts after giving effect to a forward stock split of fifteen for one, effective on September 29, 2000.

                      stereoscape.com, inc. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         CASH EQUIVALENTS

     For purposes of statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

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

         WARRANTY

     The Company sells its products with the manufacturer's factory or Alpha's company warranty. In addition, the Company offers extended warranties, at an additional cost. The extended warranties are underwritten by a third party, for which the Company pays a fixed fee.

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

         NOTE 2 -- CUSTOMER DEPOSITS AND OTHER ADVANCES

     At September 30, 2000 the Company had $64,285 in customer deposits, which represent payments made to the Company by credit card or check for the merchandise that had not been shipped as of that date. In addition, at September 30, 2000 the Company had $122,400 in customers refunds payable, respectively, which represents an amount owed to customers for returned merchandise or cancelled orders.

         NOTE 3 - FIXED ASSETS, at cost

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range between three and five years.

    Fixed assets consists of the following at September 30, 2000:

             Furniture and fixtures                      $    9,410
             Hardware and software costs                     14,687
                                                          ----------
                                                             24,097
             Less-accumulated depreciation                  (15,362)
                                                          ----------
                                                         $    8,734
                                                          ==========


         Note 4 - RECENT SALE OF UNREGISTERED SECURITIES

     On February 18, 2000, the Company sold 120,000 unregistered shares of the Company's common stock. The shares were sold to an accredited investor at $0.50 per share. Total net proceeds were $60,000 for which no commission or broker fee was paid.
     On March 28, 2000, the Company sold 12,500 unregistered shares of the Company's common stock. The shares were sold to an accredited investor at $2.00 per share. Total net proceeds were $25,000 for which no commission or broker fee was paid.
     The Company intended that the shares should be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Section 4(6) of the Securities Act and the provisions of Regulation D promulgated thereunder.

         Note 5 - ACQUISITION OF OTHER ASSETS

     On August 23, 2000, pursuant to an agreement, the Company purchased the stock of Epiggybank.com, inc., a financial web sight. In exchange for 500,000 shares of the Company's common stock they will receive the rights, trademarks and development of epiggybank.com, inc.

         Note 6 - SUBSEQUENT EVENTS

     The Company has entered into an agreement, in principle, to acquire Marx Toys, Inc., once one of the largest toy manufacturers in the world. The transaction is subject to the execution of a definitive agreement.

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

     Quarter Ended  September  30, 2000 Compared to Quarter Ended  September 30,
1999
                  Net sales for the quarter ended September 30, 2000 decreased 54.7% to $441,702 from $974,428 for the quarter ended September 30, 1999.
The decrease was the result of the restructuring, by new management, to eliminate lower margin sales and markdown of old inventory. In addition, sales decreased due to a slowdown in the economy, which effected the sale of high priced, discretionary items.

     Gross profit (loss) for the quarter ended September 30, 2000 decreased 97.4% to $7,208 from $275,722 for the quarter ended September 30, 1999. As a percentage of net sales, gross profit decreased to 1.6% in the 2000 period compared to 28.3% in the 1999 period. The decrease was primarily the result of liquidation of inventory and the decrease in sales.

     Selling, general and administrative expenses for quarter ended September 30, 2000 decreased 57.3% to $114,999 from $269,550 for the quarter ended September 30, 1999. The decrease in selling, general and administrative expenses consisted primarily of cost cutting measures initiated by new senior management.

     Net losses for the quarter ended September 30, 2000 increased to a loss of ($107,791) compared to earnings of $6,172 for the quarter ended September 30, 1999. This was due to a decrease in sales and the markdown of merchandise.

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net sales for the nine months ended September 30, 2000 decreased 43.0% to $1,743,639 from $3,060,171 for the nine months ended September 30, 1999. The decrease was the result of restructuring, by new management, to eliminate lower margin sales. In addition, there was a slowdown in the economy, which effected the sale of high priced, discretionary items.

     Gross profit for the nine months ended September 30, 2000 decreased 64.6% to $270,728 from $765,145 for the nine months ended September 30, 1999. As a percentage of net sales, gross profit decreased to 15.5% in the 2000 period compared to 28.3% in the 1999 period. The decrease was primarily the result of liquidation of excess inventory and the decrease in sales.

     Selling, general and administrative expenses for nine months ended September 30, 2000 decreased 22.3% to $586,087 from $753,953 for the nine months ended September 30, 1999. The decrease in selling, general and administrative expenses consisted primarily of cost cutting measures initiated by new senior management.

     Net losses for the nine months ended September 30, 2000 increased to a loss of ($315,359) compared to earnings of $11,192 for the nine months ended September 30, 1999. This was due to a decrease in sales and the markdown of merchandise.


         Liquidity and Capital Resources

     At September 30, 2000 the Company had stockholders' equity of $482,430, whereas, at September 30, 1999 they had an equity deficit of ($342,798).

     The Company has historically financed its business through cash flow from operations and sale of stock, which may be utilized from time to time.

     The Company expects to require additional capital, which they expect to raise from the sale of additional stock. There can be no assurance of the ability of the Company to raise such capital. Therefore, management is pursuing other avenues for acquisition of funds. The Company has no agreements or commitments with any person or entity to raise such capital.

     The Company is actively seeking other acquisitions, and anticipates it may require additional capital in order to fund any acquisitions or substantial growth in its current business. To this end, the Company plans to pursue both debt and equity financing from both private institutions and the public markets to finance acquisitions as required. No assurance can be given that sufficient capital will be available when needed.

     For the nine months ended September 30, 2000 the Company received $ from the exercise of employee stock options.

         Anticipated Future Growth

     Management believes that the future growth of the Company will be the result of four efforts; (1) acquisition of other companies, not only in the internet and home theater related industries, but also in the toy industry (2) increasing sales via the internet through an E-Commerce Web Site, (3) obtaining new customers in the existing markets, developing new markets via current marketing channels and the internet, and (4) controlling and containing operating and administrative costs.

         Year 2000 Assessment

     The Company began assessing the possible impact of the Year 2000 ("Y2K") issues on its business operations in 1999. The issue arose because of information technology ("IT") which utilized a two-digit date field. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond. As of November 15, 2000, the Company had encountered no significant Y2K related problems.
     The Company successfully implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem throughout the Company. The cost of remediation efforts were immaterial, and as such the Year 2000 problem did not have a material effect on the financial position of the Company, nor the results of its operations.

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

         Part II - OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds

     On February 18, 2000, the Company sold 120,000 unregistered shares of the Company's common stock. The shares were sold to an accredited investor at $0.50 per share. Total net proceeds were $60,000 for which no commission or broker fee was paid.
     On March 28, 2000, the Company sold 12,500 unregistered shares of the Company's common stock. The shares were sold to an accredited investor at $2.00 per share. Total net proceeds were $25,000 for which no commission or broker fee was paid.
     The Company intended that the shares should be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Section 4(6) of the Securities Act and the provisions of Regulation D promulgated thereunder.
     The proceeds from the above placements are being used as additional working capital.

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


         By:   /s/ Mario Bassani                              November 17, 2000
                   Mario Bassani
                   Chief Executive Officer (Principal Executive Officer) Chairman of the Board

         By:   /s/ Steve Wise                                 November 17, 2000
                   Steve Wise
                   Director

         By:   /s/ Gary B. Hyman                              November 17, 2000
                   Gary B. Hyman
                   Chief Financial Officer
                   Director