Form 10KSB
period 2000-12-31
STEREOSCAPE COM INC
filed 2001-04-16
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the year ended December 31, 2000

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

      Title of each class            Name of each exchange on which registered
_________________________________   ___________________________________________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State issuer's revenues for its most recent fiscal year: Revenues for the year ended December 31, 2000 were $ 2,275,335.

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

     The aggregate market value of the voting stock held by non-affiliates as of December 31, 2000 is $751,745.00.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share        (December 31, 2000)  119,178,610
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

     Transitional Small Business Disclosure Format (Check one): Yes  ;No x

         PART I

         Item 1.Business

                Description of Business

     stereoscape.com, inc. ("SSCP" or the "Company") was incorporated on June 8, 1988 as a corporate shell developed to generate capital resources which were to be used to acquire or participate in a business or business entity. The Company began as a Development Stage Company, and on April 17, 1997 acquired 100% of the outstanding shares of American Buyers Club International, Inc., ("ABC") in a business combination accounted for as a purchase. ABC became a wholly owned subsidiary of the Company through the exchange of 10,980,000 shares of the Company's common stock for all of the outstanding shares of ABC.
     Effective October 1, 2000 the Company acquired 100% of the outstanding shares of Marx Toys, Inc. ("Marx") in a business combination accounted for as a purchase. Marx became a wholly owned subsidiary of the Company through the exchange of 15,000,000 shares of the Company's common stock for all of the outstanding shares of Marx.
     On August 23, 2000 The Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to The Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers have been unable to deliver a valid trademark for "epiggybank" the
Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction.
     ABC sells its products via the internet and through print media advertising, and in addition through its subsidiary, Alpha Sound and Vision, Inc., ("Alpha") which operates a retail store in Freehold, New Jersey.
     Marx, the brand which was founded in 1919, by Louis Marx, was one of the world's largest toy manufacturers through much of the 20th century. Their operation includes executive offices in Miami, Florida, while the manufacturing is done in Mexico and Ohio. Marx has been selling its product via the internet and through telemarketing. In the future they plan to expand their sales to include major toy retailers. The Marx brand is synonymous with quality and value.
     References herein the "SSCP" or "the Company" unless otherwise indicated include stereoscape.com, ABC, Alpha, and Marx.

                Products.

     Although ABC and Alpha (collectively the "Home Theater Company") sell through different media, the majority of the products they sell are identical. ABC and Alpha sells products such as amplifiers, receivers, televisions, speakers, CD players, DVD players, satellite systems, home automation, and cassette players.
     The Home Theater Company offers a broad range of name brands of the products listed above, at several different price points, with a greater product depth at higher price levels than most of its competitors. The products are manufactured by companies such as: JVC, Panasonic, Sony, Yamaha, Denon, Krix, Klipsch, Hitachi, Canton, Apature, Jamo, NHT, Samsung, Sherwood, and Kenwood.
     The Marx products being sold include play sets, such as Fort Apache(TM), Battleground(TM), Cape Canaveral, and Remember The Alamo! In addition, Marx sells action figures, which include the highly detailed Noble Knights, Vikings, the coveted April Dancer, the ever popular Johnny West(TM) series, Warriors of the World, Geronimo and General Custer.

                  New Products and Expansion.

     The Home Theater Company is continuously evaluating new products and services to expand its product line. They are focusing on expanding their sales by forming alliances with builders of home developments, interior decorators and architects, in order to enter the business to business arena. The proprietary knowledge and experience that The Company has in design and installation of home theatre equipment is a valuable tool that these companies can offer to their clientele. The Company feels that the home entertainment field is growing, and with the advent of new and better technology being offered by satellite, cable other entertainment service companies, the "recreation room" of the past will become the "home entertainment room" of the future. This transition will drive the growth of a new industry, that through the use of computers will "marry" various services, such as home safety, home entertainment, lighting and other functions, to a control center able to be operated from within or outside the home. The Company is presently evaluating its present resources and what it will need to enter this new and exciting world.
     While Marx is primarily bringing back many of their toys that were coveted throughout the years, they are evaluating arrangements to manufacture new toys. Marx is also pursuing promotional deals for some of their vintage toys and exploring arrangements to make their toys interactive with the internet.

                  Product Line Exclusivity License & Trademark Agreements.

     The Home Theater Company does not have exclusive licenses or trademark agreements with any of its suppliers.
     Marx is currently licensing the rights to manufacture, and distribute, the well-known line of Marx Trains(TM). These are carefully crafted, scale trains made of qualified lithographed tin plate metal. They are made to the same specifications that Marx made their metal trains from 1933 to 1955. Marx has also entered into licensing and trademark agreements with several other companies to produce Marx Toy products.

                  Government Regulations.

     The costs and effects of compliance with governmental regulations are not material to the Home Theater Company's or Marx operations.

                  Research & Development.

     The Home Theater Company depends on the manufacturers of the products it sells for the research and development of new products or enhanced products. The Company is researching the sale of other products that can be integrated into a complete system for home automation, which will simplify the installation, and design controls, for various home services used by the consumer.
     Marx is in the process of negotiating a licensing deal for one its highly recognized products, while updating it with current state of the art technology. In addition, Marx is working on a deal that would make its action figures computer interactive.

                  Cost and Effects of Compliance with Environmental Laws

     The costs and effects of compliance with environmental laws are not material to the Home Theater Company' or Marx operations.


                  Current Employees

     The Company currently employs 11 persons, all are on a full time basis. None of the Company's employees are members of unions.

         Item 2.  Description of Property

     SSCP leases a 4,064 square foot facility at 3440 Highway 9 South, Freehold, New Jersey 07728, of which approximately 1,000 square feet serves as retail space. This facility serves as SSCP's headquarters as well as the Home Theater Company's warehouse facility. The facility is leased at a basic rent of $3,048 per month or $36,576 annually. The lease has a five year term, which began in 1999, with rent escalation of $1.00 per square foot at the end of each of the first four years. Marx is subleasing facilities for its executive office, in Miami, Florida, on a monthly basis. In addition, Marx entered into a lease agreement, effective April 15, 2001, for warehouse facilities in Sebring, Ohio. The lease is for a 14,000 square foot space, with a basic rental of $3,500 per month or $42,000 annually. The lease has a 5 year term, however Marx can terminate the lease after one year, with three months advance notification.


         Item 3.  Legal Proceedings

     The Company has no material legal proceedings by or against the Company, or any of its subsidiaries.


         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Shares are traded on the Electronic Bulletin Board under the symbol SSCP. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported on the Electronic Bulletin Board. On October 3, 2000 the Company effected a 15 for 1 forward stock split. All calculations and share amounts have been adjusted to reflect the post-split value.
     The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                     2000                        1999
                                Common Shares               Common Shares
       Period                 High           Low          High           Low
                        --------------------------------------------------------

January 1 - March 31         0.2625        0.0250        0.1313        0.0667

April 1 - June 30            0.1333        0.0229        0.1437        0.0354

July 1 - September 30        0.2479        0.0375        0.0750        0.0229

October 1 - December 31      0.2344        0.0156        0.0917        0.0250


     As of April 13, 2001, there were 53 holders of record of the Company's common stock.
     The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividends, either by contract or regulation.

         Item 6.   Management's Discussion and Analysis or Plan of Operation

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes which are contained elsewhere in this report.

     Results of operations for stereoscape.com, inc. and subsidiaries are being presented on a consolidated basis.


     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales for the year ended December 31,2000 decreased 44.8% to $2,269,233 from $4,112,334 for the year ended December 31, 1999. The decrease was the result of reduction in consumer spending caused by outside economic factors, and a restructuring of the product line. In order to be competitive with large volume chains the Company had to sell more lower margin products. The sales for the year ended December 31, 2000 included $111,623, for Marx Toys, from October 1, 2000, the effective date of acquisition, through December 31, 2000.

     Gross profit for the year ended December 31, 2000 decreased 50.4% to $389,411 from $784,502 for the year ended December 31, 1999. As a percentage of net sales, gross profit decreased to 17.2% in the 2000 period compared to 19.1% in the 1999 period. The decrease was the result of increased sales of lower margin products, and purchasing of reduced quantities, thereby not being able to take advantage of bulk discounts. In addition, a reduction in mail order consumer spending created more intense competition, that forced promotional sales prices.

     Selling, general and administrative expenses for year ended December 31, 2000 increased 4.3% to $1,067,775 from $1,023,636 for the year ended December 31, 1999. The increase in selling, general and administrative was the result of additional by the operating expenses incurred by Marx Toys during the period October 1 to December 31, 2000.

     Net losses for the year ended December 31, 2000 increased to a loss of ($678,364) compared to a loss of ($239,134) for the year ended December 31, 1999. This increase was due to decrease in sales of 44.8% and gross profit of 52.7%.

     Liquidity and Capital Resources

     At December 31, 2000 the Company had a net equity of $802,514 versus a deficit equity of ($556,276) at December 31, 1999.

     The Company has historically financed its business through cash flow from operations and borrowings from executives, which may be utilized from time to time.

     Subsequent to the year end the Company entered into a financing arrangement for $300,000, the transaction includes for an option to purchase 3,000,000 shares of its common stock.

     The Company expects to require additional capital to finance production for its Toy Company and to acquire inventory for its audio products and home theatre expansion. The Company has completed a financing package that includes bridge financing in the form of a promissory note to private investors and a funding agreement with an investment banking firm to a maximum of $10 million, should the Company need the funds.

     While no specific acquisitions are presently under consideration, the Company is actively seeking acquisitions and anticipates it may require additional capital in order to fund any acquisitions or substantial growth in its current business.

     Anticipated Future Growth

     Management  believes  that the  future  growth of the  Company  will be the result of focusing on the restructuring of its core businesses, thereby increasing the profitability. In this effort the Company intends to consider these four efforts; (1) expand the toy sales to include major national and regional retailers, (2) expand home theatre sales to go beyond the consumer and reach out to industrial markets and business to business relationships, (3) pursue promotional deals for the sale of vintage Marx products on a large scale,
(4) consider acquisitions of other companies in the toy and home theatre related industries.


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


         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                           None


         PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons

     Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.


         Item 10. Executive Compensation

     Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.


         Item 11. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.


         Item 12. Certain Relationships and related Transactions

     Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

         Item 13.          Exhibits and Reports on Form 8-K

     (a) (1) and (2) The response to this portion of Item 13 is submitted as a separate report commencing on Page F-1.


     (a) (3)

  Exhibit No.       Description of Exhibit                                  Note

      3.1         Certificate of Incorporation, as amended                   1
      3.2         By-laws, as amended1
     10.1         1998 Incentive and Non-Qualified Stock Option Plan         1
     10.2         Acquisition Agreement of American Buyers Club Int'l, Inc.  1
     10.3         Employment Agreement for Steve Wise                        1
     10.4         Employment Agreement for David Bannon                      1
     10.5         Acquisition Agreement of Marx Toys, Inc.                   2
     21           Subsidiaries of the Registrant                             1

         Note 1: Filed with the Company's Form 10SB filed on November 6, 1998, and incorporated by reference herein.

         Note 2: Filed herein.


(b)      Reports on Form 8-K.

     Form 8-K was filed on March 30, 2001, to report the acquisition of Marx.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 stereoscape.com, inc.


                 By:   /s/ Mario Bassani                   April 16, 2001
                       -------------------
                       Mario Bassani
                       Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                 By:   /s/ Mario Bassani                   April 16, 2001
                       -------------------
                       Mario Bassani
                       Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors


                 By:   /s/ Gary B. Hyman                   April 16, 2001
                       -------------------
                       Gary B. Hyman
                       Chief Financial Officer (Principal Accounting Officer) Director

                 By:   /s/ Steven Wise                     April 16, 2001
                       -------------------
                       Steven Wise
                       Director
                      stereoscape.com, inc. and Subsidiary
                                      Index

                              Financial Statements

Included in Part II

Report of Independent Certified Public Accountants

Consolidated Balance Sheet at December 31, 2000

Consolidated Statements of Operations for the Years Ended
   December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
   December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
stereoscape.com, inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheet of stereoscape.com, inc. and subsidiary companies as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of stereoscape.com, inc. and subsidiary companies as of December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

/s/  Ehrenkrantz Sterling & Co., LLC
Certified Public Accountants
Livingston, New Jersey
April 14, 2001
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

       ASSETS
Current Assets

          Cash                                                        $ 210,188

          Accounts and notes receivable                                  23,362

          Inventories                                                   277,148

          Other current assets                                           62,699
                                                                    ------------
            Total Current Assets                                        573,397
                                                                    ------------

Property and Equipment,  Net                                            952,033

Other Assets                                                             25,303
                                                                    ------------

TOTAL ASSETS                                                        $ 1,550,733
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

Current Liabilities

          Accounts payable                                            $ 222,353

          Accrued expenses and other current liabilities                279,893

          Merchandise credits                                           100,221

          Notes and loans payable                                       145,752
                                                                    ------------
            Total Current Liabilities                                   748,219
                                                                    ------------

Commitments and Contingencies                                                 -

                              STOCKHOLDERS' EQUITY

Common Stock
          Par value, $.001, 200,000,000 shares authorized,
             119,178,610 shares issued and outstanding                  119,179

Additional paid in capital                                            2,112,350

Deficit                                                              (1,429,015)
                                                                    ------------
Total Stockholders' Equity                                              802,514
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,550,733
                                                                    ============

                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years Ended
                                                             December 31,
                                                         2000           1999
                                                  ------------------------------

Sales                                                 $2,269,233     $4,112,334


Cost of sales                                          1,879,822      3,327,832
                                                  ------------------------------

Gross profit                                             389,411        784,502


Selling, General and Administrative expenses           1,067,775      1,023,636
                                                  ------------------------------


Net Loss                                              $ (678,364)    $ (239,134)
                                                  ==============================


Net Loss per share, basic and diluted                   $ (0.009)      $ (0.006)

Weighted average number of
   shares, basic and diluted                          73,262,341     42,268,020


                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                Additional
                             Common Stock        Paid-in
                           Shares     Amount     Capital     Deficit     Total
                      ----------------------------------------------------------

Balance at
  December 31, 1998     40,303,395   $40,303     $34,697   $(511,517) $(436,517)

Issuance of common stock 4,416,510     4,417     114,959                119,376

Net Loss                                                    (239,134)  (239,134)
                      ----------------------------------------------------------

Balance at
  December 31, 1999     44,719,905    44,720     149,656    (750,651)  (556,275)

Issuance of stock for
  acquisitions          24,000,000    24,000     756,938                780,938

Issuance of common stock
under private placements 2,903,505     2,904     107,096                110,000

Issuances for options
  and other             47,555,200    47,555   1,098,660              1,146,215

Net Loss                                                    (678,364)  (678,364)
                      ----------------------------------------------------------


Balance at
  December 31, 2000    119,178,610  $119,179  $2,112,350  $(1,429,015) $802,514
                      ==========================================================


                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended
                                                              December 31
                                                          2000            1999
                                               ---------------------------------
Cash flows from operating activities:
          Net loss                                   $ (678,364)     $ (239,134)
Adjustments to reconcile net loss to net cash
   used in operations:
          Depreciation and amortization                  12,479           3,783
     Changes in operating assets:
          Accounts and notes receivable                 (12,397)          6,956
          Inventories                                   (23,969)        (49,792)
          Other current assets                          (20,443)         (3,508)
     Changes in operating liabilities:
          Accounts payable                              (41,845)         75,538
          Accrued expenses payable                     (333,715)        168,741
          Customer deposits                             100,221         (35,819)
          Notes and loans payable                       145,752               -
                                               ---------------------------------

Net cash used in operating activities                  (852,281)        (73,235)
                                               ---------------------------------

Cash flow from investing activities:
          Purchases of fixed assets                    (105,777)         (3,074)
          Acquisition of other assets                   (25,303)              -
                                               ---------------------------------

Net cash used in investing activities                  (131,080)         (3,074)
                                               ---------------------------------

Cash flow from financing activities:
          Issuance of capital stock                   1,186,992          84,375
          Repayment of loan payable                           -          (8,117)
                                               ---------------------------------

Net cash provided by financing activities             1,186,992          76,258
                                               ---------------------------------

Increase (decrease) in cash                             206,631             (51)

Cash, beginning of year                                   3,557          3,608
                                               ---------------------------------

Cash, end of year                                     $ 210,188         $ 3,557
                                               =================================

Supplemental disclosure of cash flow information:
          Interest paid                                 $ 3,951         $ 1,385
          Income Taxes paid                                   -               -
Supplementary Disclosure of Non-Cash Transactions:
          Shares issued to unrelated parties for
            services rendered                                 -          35,000
          Shares issued in payment of debt            1,125,000               -
          Shares issued to purchase subsidiaries     24,000,000               -

                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

     stereoscape.com, inc. ( "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In April 1997 the Company's Board of Directors approved a change in the Company's name to Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC") In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary. In December of 1998 the Company's Board of Directors approved a change in the Company's name to stereoscape.com, inc.
     On August 23, 2000 The Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to The Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers have been unable to deliver a valid trademark for "epiggybank" the Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction.
     Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). Marx" is located in North Miami, Florida and sells collectible action figures and play sets primarily through the internet and via telemarketing.
     "ABC" is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the internet.

         FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany balances are eliminated.

         INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

         DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives, which range between three and fifteen years.

         ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $82,493 in 2000 and $120,891 in 1999.

         EARNINGS PER COMMON SHARE

     In the fourth quarter of 1997, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128 earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. On October 4, 2000 the Company effected a 15 for 1 stock split. All calculations and share amounts have been adjusted to reflect the split value. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.

         REVENUE RECOGNITION AND FINANCIAL STATEMENTS

     Net sales are recognized at the time merchandise is shipped to customers.

     In December 1999, the Securities and Exchange Commissions ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

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

         USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

         WARRANTY

     A subsidiary of the Company sells its products with the manufacturer's factory warranty. In addition, the Company offers extended warranties, at an additional cost. The extended warranties are underwritten by a third party for which the Company pays a fixed fee.

         NEW ACCOUNTING PRONOUNCEMENTS

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Company has no items of comprehensive income.

     The  Company  adopted  Statement  Financial  Accounting  Standard  No.131,"
Disclosure about Segments of an Enterprise and Related Information". The Company's implementation of this standard does not have any effect on the financial statements.

         LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expense was recognized in either the year ended December 31, 2000 or 1999.

         CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

     In March 2000, FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

         INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Financial Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

         CONCENTRATION OF CREDIT RISK

     The Company maintains its cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

         NOTE 2 - ACQUISITIONS

     Effective October 1, 2000, the Company acquired Marx Toys, Inc., which was accounted for as a purchase whereby Marx became a wholly-owned subsidiary of the Company. Marx sells collectible action figures and play sets primarily through the internet and telemarketing. In connection with the accounting for the acquisition, the Company issued 16,500,000 shares of common stock valued at $.0469 per share.

     The operation and financial position of Marx were accounted for in the consolidated financial statements of the Company beginning October 1, 2000. The excess purchase price over the net assets acquired was approximately $847,000.

     Selected unaudited proforma combined results of operations for the years ended December 31, 2000 and 1999, assuming the acquisition occurred on January 1, 2000 and 1999 are as follows:


                                         2000              1999
                                        -----              ----

          Total revenues             $2,438,300        $4,224,400

          Net (loss)                  ($841,200)        ($250,100)

          Net loss per common share      ($.012)           ($.006)

     On August 23, 2000 The Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to The Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers have been unable to deliver a valid trademark for "epiggybank" the Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction. For purposes of balance sheet presentation the shares issued in the transaction have been recorded at par value.

         NOTE 3 - PROPERTY AND EQUIPMENT, at cost

     Fixed assets consist of the following at December 31, 2000:

           Furniture and equipment                     $   41,138
           Leasehold improvements                           5,974
           Molds                                          942,162
                                                         --------
                                                          989,274
           Less-accumulated depreciation                  (37,241)
                                                         --------
                                                       $  952,033
                                                         ========

     Depreciation and amortization expense was $12,479 and $3,783 for 2000 and 1999, respectively.

         NOTE 4 - COMMITMENTS

     The Company and a subsidiary lease office facilities in Freehold, New Jersey and warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $78,576. The leases expire between April 2004 and April 2006. The leases require the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $39,633 and $35,581 for 2000 and 1999, respectively.

     Future minimum commitments under operating lease arrangements are due as follows:

    Years Ending December 31,                             Amount
 ---------------------------------------------------------------------

             2001                                       $ 73,438
             2002                                         89,752
             2003                                         93,816
             2004                                         55,208
                                                        =========
                                                       $ 312,214
                                                        =========


         NOTE 5 - INCOME TAXES

     The Company has available net operating loss carry forwards of approximately $1,460,000 for federal and state income taxes expiring between 2003 and 2119 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
     During the years ended December 31, 2000 and 1999, the increase in the valuation allowance was $240,140 and $82,510, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

              NOTE 6 - STOCK PLANS

     The Company's 1998 Incentive and Nonqualified Stock Option Plan provides for the granting of options to purchase shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options when granted will be granted at not less than fair market value at dates of grant. At the end of 2000, 21,453,240 options were available for grant under the plan and 21,453,240 shares of common stock were reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan. As of December 31, 2000 the following options were granted and exercised under this plan.
     SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the company's net loss would have been $2,761,012 and $602,241 for 2000 and 1999 respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

         Stock options transactions are summarized as follows:


                                       2000 Options             1999 Options
                                               Weighted                 Weighted
                                                Average                  Average
                                               Exercise                 Exercise
                                    Shares      Price        Shares       Price
--------------------------------------------------------------------------------

Outstanding, beginning of year   15,525,000    $0.0300

Granted                          51,615,495    $0.0401    18,300,000     0.0289

Exercised                       (33,696,760)   $0.0375    (2,775,000)    0.0349

Forfeited                       (13,368,735)   $0.0380
--------------------------------------------------------------------------------


Outstanding, end of year         20,075,000    $0.0392    15,525,000     0.0278
                               =================================================

Options and warrants
   exercisable at year-end       15,855,000    $0.0364    15,525,000     0.0278
                               =================================================

Weighted-average fair value of     $ 0.0404                 $ 0.0289
   options granted during the year


     The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: Risk free interest rate 5.5% and 5.5%; vested immediately; expected life within 5 years and within 5 years; expected volatility of 335% and 111%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.


         NOTE 7 - SUBSEQUENT EVENTS

     In April 2001, the Company entered into an agreement with an investor to provide up to $10,000,000 in funding under an equity line of credit.
     Additionally, Company entered into a financing arrangement for $300,000, the transaction includes an option to purchase 3,000,000 shares of its common stock.