Form 10QSB
period 2001-03-31
STEREOSCAPE COM INC
filed 2001-05-22
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001.

         Title of Each Class                   Number of Shares Outstanding
Common Stock, $.001 par value per share                120,828,610
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2001

                                     ASSETS

Current Assets:

          Cash                                                       $ 198,543
          Accounts and notes receivable                                 28,276
          Inventories                                                  380,819
          Other current assets                                          29,887
                                                                    -----------
Total Current Assets                                                   637,525

Property and Equipment - Net                                           954,366
Other assets                                                            25,303
                                                                    -----------

TOTAL ASSETS                                                       $ 1,617,194
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:

          Accounts payable                                           $ 260,022
          Merchandise credits                                           94,345
          Notes and loans payable                                      145,752
          Accrued expenses and other current liabilities               269,456
                                                                    -----------
Total Current Liabilities                                            $ 769,575

Long Term Debt                                                         300,000
                                                                    -----------
Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Common Stock
          Par value $.001 - 200,000,000 shares authorized,
             120,828,610 shares issued and outstanding                 120,829
Additional paid in capital                                           2,135,700
Deficit                                                             (1,708,910)
                                                                    -----------
Total Stockholders' Equity                                             547,619
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,617,194
                                                                    ===========

          See notes to the consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  For the Three Months Ended
                                                             March 31
                                                     2001             2000
                                               ---------------------------------

Sales                                               $ 573,239         $ 859,605


Cost of sales                                         410,021           672,482
                                               ---------------------------------


Gross profit (loss)                                   163,218           187,123


Selling, General and Administrative                   443,113           301,739
                                               ---------------------------------


Net (Loss)                                         $ (279,895)       $ (114,616)
                                               =================================


LOSS PER COMMON SHARE

BASIC AND DILUTED

Net Earnings (loss)                                  $ (0.002)         $ (0.002)

Weighted average number of
   shares used in computation                     119,178,610        47,573,169


         See notes to the consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Three Months Ended
                                                               March 31,
                                                        2001              2000
                                                   -----------------------------
Cash flows from operating activities:
          Net (loss)                               $ (279,895)       $ (114,616)
Adjustments to reconcile net loss to net
   cash used in operations:
          Depreciation and amortization                 8,724               946
     Changes in operating assets:
          Accounts and notes receivable                (4,914)          (11,720)
          Inventories                                (103,671)            4,941
          Other current assets                         32,812            31,492
     Changes in operating liabilities:
          Accounts payable                             37,669            20,923
          Merchandise credits                          (5,876)                -
          Notes and loans payable                           -                 -
          Accrued expenses and other
             current liabilities                      (10,437)           19,919

                                                   -----------------------------

Net cash used in operating activities                (325,588)          (48,115)

Cash flow from investing activities:
          Purchase of fixed assets                    (11,057)                -
                                                   -----------------------------

Net cash used in investing activities                 (11,057)                -

                                                   -----------------------------
Cash flow from financing activities:
          Issuance of capital stock                    25,000            50,000
          Proceeds from (repayment of) loan payable   300,000                 -
                                                   -----------------------------

Net cash provided by financing activities             325,000            50,000


Increase (decrease) in cash                           (11,645)            1,885

Cash , beginning of period                            210,188             3,557
                                                   -----------------------------

Cash, end of period                                  $198,543           $ 5,442
                                                    ============================
Supplemental disclosure of cash flow information:

          Interest paid                                $2,504                 -
          Income taxes paid                                 -                 -

         See notes to the consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In April 1997 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC"). In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary. In December 1998 the Company's Board of Directors approved a change in the Company's name to stereoscape.com, inc.
     On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web sight for children The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers did not own the name at the date of the closing the Company has halted the shares issued, and has instituted a lawsuit to recover the stock issued in the transaction.
     Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). "Marx" is located in North Miami, Florida and sells collectible action figures and play sets primarily thyrough the internet and via Telemarketing.
     "ABC" is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the Internet.

     FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material inter company balances are eliminated.

     INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range between three and fifteen years.


     ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $16,312 in 2001 and $27,174 in 2000.

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

     REVENUE RECOGNITION AND FINANCIAL STATEMENTS

     Net sales are recognized at the time merchandise is released or shipped to customer.
     In December 1999, the Securities and Exchange Commissions ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the Company in the first quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income ("SFAS No. 130"). The Company has no items of comprehensive income.
     The Company adopted Statement Financial Accounting Standard No.131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), in 1998. The Company's chief operating decision maker is the Chief Executive Officer. There is currently only one operating segment in the Company, therefore there is no segment information to report.

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

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Financial Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     CONCENTRATION OF CREDIT RISK
     The Company maintains its cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.


     NOTE 2 - ACQUISITIONS

     Effective October 1, 2000, the Company acquired Marx Toys, Inc., which was accounted for as a purchase whereby Marx became a wholly-owned subsidiary of the Company. Marx sells collectible action figures and play sets primarily through the internet and telemarketing. In connection with the accounting, the Company issued 16,500,000 shares of common stock valued at $.0469 per share.

     The operation and financial position of Marx were accounted for in the consolidated financial statements of the Company beginning October 1, 2000. The excess purchase price over the net assets acquired was approximately $847,000.


         NOTE 3 - FIXED ASSETS, at cost


     Fixed assets consists of the following at March 31, 2001:

         Furniture and fixtures                      $  52,195
         Molds                                         942,162
         Leasehold improvements                          5,974
                                                    -----------
                                                     1,000,331
                                                    -----------
         Less-accumulated depreciation                ( 45,965)
                                                    -----------

                                                      $954,366
                                                    ===========


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


     Note 6 - SUBSEQUENT EVENTS

     In April 2001 the Company entered into an agreement with an investor to provide up to $10,000,000 of financing under an equity line of credit. In exchange for any draw downs by the Company, the investor will receive warrants to purchase shares of common stock. The Company has no obligation to take down any of the funds should it choose not to exercise its option.
     In May 2001 the Company instituted a lawsuit against the principals of "epiggybank" to recover all shares previously issued to them. This was as a result of their failure to transfer the name and trademark to epiggybank, as stipulated in the acquisition agreement.

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

     Quarter Ended March 31 30, 2001 Compared to Quarter Ended March 31, 2000

     Net sales for the quarter ended March 31, 2001 decreased 33.3% to $575,783 from $859,605 for the quarter ended March 31, 2000. The decrease was the result of the elimination of lower margin sales and markdown of old inventory. In addition, sales decreased due to a slowdown in the economy, which effected the sale of high priced, discretionary items.

     Gross profit (loss) for the quarter ended March 31, 2001 decreased 12.7% to $163,218 from $187,128 for the quarter ended March 31, 2000. As a percentage of net sales, gross profit increased to 28.5% in the 2001 period compared to 21.8% in the 2000 period. The increase was primarily the result of reduction in sales of lower margin items.

     Selling, general and administrative expenses for quarter ended March 31, 2001 increased 46.9% to $443,113 from $301,739 for the quarter ended March 31, 2000. The increase in selling, general and administrative expenses was the result of additional overhead from "Marx", which totaled approximately $234,000 for the quarter ended March 31, 2001. There was a reduction in expenses, to run the home theatre company, primarily as result of substantial downsizing of the sales, office and warehouse personnel.

     Net losses for the quarter ended March 31, 2001 increased to a loss of ($279,895) compared to a loss of ($114,616) for the quarter ended March 31, 2000. This was due to a decrease in sales and the start up expenses for "Marx".

     Liquidity and Capital Resources

     At March 31, 2001 the Company had stockholders' equity of $572,618, whereas, at March 31, 200 they had an equity deficit of ($720,887).

     The Company has historically financed its business through cash flow from operations and sale of stock, which may be utilized from time to time.

     The Company expects to require additional capital to finance production for its Toy Company and to acquire inventory for its audio products and home theatre expansion. The Company has completed a financing package that includes bridge financing in the form of a promissory note to private investors and a funding agreement with an investment banking firm to a maximum of $10 million, should the Company need the funds. The Company has no obligation to take down any of the funds should it choose not to exercise its option.

     While no specific acquisitions are presently under consideration, the Company is actively seeking acquisitions and anticipates it may require additional capital in order to fund any acquisitions or substantial growth in its current business.

     Anticipated Future Growth

     Management believes that the future growth of the Company will be the result of four efforts; (1) acquisition of other companies in the toy and home theatre related industries, (2) expansion of toy sales to major national and regional retailers, (3) expand home theatre sales to go beyond the consumer and reach out to industrial markets and business to business relationships, (4) pursuing promotional deals for the sale of vintage Marx products on a large scale basis (5) obtaining new customers in the existing markets developing new markets via current marketing channels and the internet, (6) with the availability of over 1,600 molds Marx can reintroduce many of the old toys products or licensing them out to other companies to produce and sell, and
(7)controlling and containing operating and administrative costs.

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


                 By:   /s/ Mario Bassani                        May 21, 2001
                       -------------------
                       Mario Bassani
                       President (Principal Executive Officer)
                       Chairman of the Board

                 By:   /s/ Steve Wise                           May 21, 2001
                       --------------
                       Steve Wise
                       Director

                 By:   /s/ Gary B. Hyman                        May 21, 2001
                       -----------------
                       Gary B. Hyman
                       Chief Financial Officer
                       Director