Form 10QSB
period 2001-06-30
STEREOSCAPE COM INC
filed 2001-08-17
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2001.

          Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share                   141,178,610
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2001

                                     ASSETS
Current Assets:
          Cash                                                        $ 487,679
          Accounts and notes receivable                                  46,974
          Inventories                                                   618,727
          Other current assets                                           35,098
                                                                 ---------------

Total Current Assets                                                  1,188,478

Property and Equipment - Net                                            947,918
Other assets                                                             28,803
                                                                 ---------------

TOTAL ASSETS                                                        $ 2,165,199
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES
Current Liabilities:
          Accounts payable                                            $ 306,040
          Merchandise credits                                            94,345
          Notes and loans payable                                       445,752
          Accrued expenses and other current liabilities                272,964
                                                                 ---------------
Total Current Liabilities                                           $ 1,119,101
Commitments and Contingencies
                              STOCKHOLDERS' EQUITY

Common Stock
          Par value $.001 - 200,000,000 shares authorized,
             141,178,610 shares issued and outstanding                  141,179
Additional paid in capital                                            2,821,599
Deficit                                                              (1,916,680)
                                                                 ---------------
Total Stockholders' Equity                                            1,046,098


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,165,199
                                                                 ===============

         See notes to the consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  For the Three Months      For the Six Months
                                       Ended June 30,          Ended June 30,
                                     2001        2000         2001       2000
                                ------------------------------------------------

Sales                            $ 282,735    $ 442,33    $ 855,974 $ 1,301,937


Cost of sales                      105,967     354,384      515,988   1,038,417
                                ------------------------------------------------


Gross profit (loss)                176,768      87,948      339,986     263,520


Selling, General and
   Administrative                  384,538     194,975      827,651     485,163
                                ------------------------------------------------


Net (Loss)                      $ (207,770) $ (107,027)  $ (487,665) $ (221,643)
                                ================================================





Net Loss per share,
    basic and diluted             $ (0.002)   $ (0.002)    $ (0.004)   $ (0.004)

Weighted average number of
   shares, basic and diluted   123,302,236  53,044,964  123,302,236  53,044,964
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       For the Six Months Ended
                                                               June 30,
                                                        2001              2000
                                                  ------------------------------

Cash flows from operating activities:
          Net (loss)                               $ (487,665)       $ (221,643)
Adjustments to reconcile net loss to net
   cash used in operations:
          Depreciation and amortization                17,465             1,892
     Changes in operating assets:
          Accounts and notes receivable               (23,612)            1,911
          Inventories                                (341,579)          (36,504)
          Other current assets                         27,601            35,001
     Changes in operating liabilities:
          Accounts payable                             83,687            14,586
          Merchandise credits                          (5,876)           47,240
          Notes and loans payable                          -                 -
          Accrued expenses and other current
             liabilities                               (6,929)          (13,804)

                                                  ------------------------------

Net cash used in operating activities                (736,908)         (171,321)

Cash flow from investing activities:
          Purchase of fixed assets                    (13,350)               -
                                                  ------------------------------

Net cash used in investing activities                 (13,350)               -

                                                  ------------------------------

Cash flow from financing activities:
          Issuance of capital stock                   731,249           177,500
          Increase in other assets                     (3,500)               -
          Proceeds from loan payable                  300,000                -
                                                  ------------------------------


Net cash provided by financing activities           1,027,749           177,500

                                                  ------------------------------



Increase in cash                                      277,491             6,179

Cash , beginning of period                            210,188             3,557
                                                  ------------------------------

Cash, end of period                                  $487,679           $ 9,736
                                                  ==============================
Supplemental disclosure of cash flow information:
          Interest paid                                $5,125           $ 1,069
          Income taxes paid                                -                 -
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In April 1997 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC"). In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary. In December 1998 the Company's Board of Directors approved a change in the Company's name to stereoscape.com, inc.
     On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web sight for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers have been unable to deliver a valid trademark for "epiggybank" the Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction.
     Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). "Marx" is located in North Miami, Florida and sells collectible action figures and play sets primarily through the internet and via telemarketing.
     "ABC" is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the Internet.

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

     ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $28,792 in 2001 and $49,553 in 2000.

     EARNINGS PER COMMON SHARE

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128 earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. On October 4, 2000 the Company effected a 15 for 1 stock split. All calculations and share amounts have been adjusted to reflect the split value. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive, given the net losses incurred.

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

     WARRANTY

     A subsidiary of the Company sells its products with the manufacturer's factory or Alpha's company warranty. In addition, the Company offers extended warranties, at an additional cost. The extended warranties are underwritten by a third party, for which the Company pays a fixed fee.

     NEW ACCOUNTING PRONOUNCEMENTS

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income ("SFAS No. 130"). The Company has no items of comprehensive income.

     The Company adopted Statement Financial Accounting Standard No.131," Disclosures about Segments of an Enterprise and Related Information" . The
Company's implementation of this standard does not have any effect on the financial statements.

     LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expense was recognized in either the six month periods ended June 30, 2001 or 2000.

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

     On August 23, 2000 The Company entered into a stock purchase agreement with the principals of epiggybank.com, inc.("epiggybank"), a financial and educational web site for children. The terms of The agreement included the transfer, to The Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers have been unable to deliver a valid trademark for "epiggybank" the Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction. For purposes of balance sheet presentation the shares issued in the transaction have been recorded at par value. In May 2001 the Company instituted a lawsuit against the principals of "epiggybank" to recover all shares previously issued to them.


     NOTE 3 - FIXED ASSETS, at cost

     Fixed assets consists of the following at June 30, 2001:

            Furniture and fixtures                      $  54,488
            Molds                                         942,162
            Leasehold improvements                          5,974
                                                       -----------

                                                        1,002,624
            Less-accumulated depreciation                ( 54,706)
                                                       -----------

                                                         $947,918
                                                       -----------

     NOTE 4 - COMMITMENTS

     The Company and a subsidiary  lease  office  facilities  in  Freehold,  New
Jersey and No.Miami, Florida, and warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $101,400. The leases expire between May 2002 and April 2006. The leases require the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $52,739 and $23,100 for 2001 and 2000, respectively.

     Future minimum commitments under operating lease arrangements are due as follows:


Years Ending December 31,                               Amount
---------------------------------------------------------------------


2001                                                        $ 51,600
2002                                                          97,752
2003                                                          93,816
2004                                                          55,208
                                                   ------------------
                                                           $ 312,214
                                                   ==================


     NOTE 5 - INCOME Taxes

     The Company has available net operating loss carry forwards of approximately $1,917,000 for federal and state income taxes expiring between 2003 and 2119 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

     Note 6- SUBSEQUENT EVENTS

     Subsequent to the quarter end, the Company acquired all of the issued and outstanding shares of Toontz Toyz, Inc., a New Jersey corporation. The transaction included the issuance of 10,000,000 shares of stereoscape's common stock. For a complete detail of the transaction see Form 8K to be filed within a few days of this filing.

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

     Three  Months  Ended June 30, 2001  Compared to Three Months Ended June 30,
2000

     Net sales for the three months ended June 30, 2001 decreased 36.1% to $282,735 from $442,332 for the three months ended June 30, 2000. The decrease was the result of further elimination of low margin sales and a cautionary buying trend in high end, discretionary items, caused by a slowdown in the economy.

     Gross profit for the three months ended June 30, 2001 increased 101% to $176,768 from $87,948 for the three months ended June 30, 2000. As a percentage of net sales, gross profit increased to 62.5% in the 2001 period compared to 19.9% in the 2000 period. The increase was the result of further elimination of low margin sales, more emphasis placed on higher end home entertainment sector, and the sale of higher margin toy products.

     Selling, general and administrative expenses for the three month ended June 30, 2001 increased 97.2% to $384,538 from $194,975 for the three months ended June 30, 2000. The increase in selling, general and administrative expenses was the result of additional overhead from "Marx". The Company succeeded in reducing expenses in the audio division, primarily as result of downsizing of the office and warehouse personnel.

     Net losses for the three months ended June 30, 2001 increased to a loss of ($207,770) compared to a loss of ($107,027) for the three months ended June 30, 2000. This was due to a down turn in the overall economy, which effected the sales of high priced, discretionary items and additional start up expenses for "Marx".

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net sales for the six months ended June 30, 2001 decreased 34.2% to $855,974 from $1,301,937 for the six months ended June 30, 2000. The decrease was the result of further elimination of low margin sales and a cautionary buying trend in high end, discretionary items, caused by a slowdown in the economy.

     Gross profit for the six months ended June 30, 2001 increased 29.0% to $339,986 from $263,520 for the six months ended June 30, 2000. As a percentage of net sales, gross profit increased to 39.7% in the 2001 period compared to 20.2% in the 2000 period. The increase was the result of further elimination of low margin sales, more emphasis placed on higher end home entertainment sector, and the sale of higher margin toy products.

     Selling, general and administrative expenses for the six month ended June 30, 2001 increased 70.6% to $827,651 from $485,163 for the six months ended June 30, 2000. The increase in selling, general and administrative expenses was the result of additional overhead from "Marx", which totaled approximately $412,000 for the six months ended June 30, 2001. The Company succeeded in reducing expenses in the audio division, primarily as result of downsizing of the office and warehouse personnel .

     Net losses for the six months ended June 30, 2001 increased to a loss of ($487,655) compared to a loss of ($221,643) for the six months ended June 30, 2000. This was due to a down turn in the overall economy, which effected the sales of high priced, discretionary items and additional start up expenses for "Marx".

     Liquidity and Capital Resources

     At June 30, 2001 the Company had stockholders' equity of $1,046,098, whereas, at June 30, 2000 the yCompan had an equity deficit of ($635,419).

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

PART II - OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

(a)       Exhibits

                  None

(b)      Reports filed on Form 8K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned duly authorized

         stereoscape.com, inc.


         By:   /s/ Mario Bassani                               August 17, 2001
               -------------------
                   Mario Bassani
                   President (Principal Executive Officer)
                   Chairman of the Board

         By:   /s/ Steve Wise                                  August 17, 2001
               --------------
                   Steve Wise
                   Director

         By:   /s/ Gary B. Hyman                               August 17, 2001
               -----------------
                   Gary B. Hyman
                   Chief Financial Officer
                   Director