Form 10QSB
period 2001-09-30
STEREOSCAPE COM INC
filed 2001-11-14
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X....No.........

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2001.

           Title of Each Class                 Number of Shares Outstanding
 Common Stock, $.001 par value per share                168,818,610
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               September 30, 2001

                                     ASSETS

Current Assets:

          Cash                                                        $ 151,868
          Accounts and notes receivable                                  42,821
          Inventories                                                   814,186
          Other current assets                                          119,720
                                                                    ------------
Total Current Assets                                                  1,128,595

Property and Equipment - Net                                            939,351
Other assets                                                            203,348
                                                                    ------------
TOTAL ASSETS                                                        $ 2,271,294
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

Current Liabilities:

          Accounts payable                                            $ 358,292
          Merchandise credits                                            91,494
          Notes and loans payable                                       492,781
          Accrued expenses and other current liabilities                165,818
                                                                    ------------
Total Current Liabilities                                           $ 1,108,385
                                                                    ------------
Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Common Stock
          Par value $.001 - 200,000,000 shares authorized,
             178,802,115 shares issued and outstanding                  178,802
Additional paid in capital                                            3,337,476
Deficit                                                              (2,353,369)
                                                                    ------------
Total Stockholders' Equity                                            1,162,909
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,271,294
                                                                    ============

         See notes to the consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                            For the Three Months Ended For the Nine Months Ended
                                    September 30             September 30
                                   2001        2000        2001          2000
                               -------------------------------------------------

Sales                          $ 218,681   $ 441,702  $ 1,074,655   $ 1,743,639


Cost of sales                    186,481     434,494      702,469     1,472,911
                               -------------------------------------------------

Gross profit                      32,200       7,208      372,186       270,728


Selling, General and
   Administrative                468,889     114,999    1,296,540       586,087
                               -------------------------------------------------


Net (Loss)                    $ (436,689) $ (107,791)  $ (924,354)   $ (315,359)
                               =================================================


Net Loss per share,
   basic and diluted            $ (0.003)   $ (0.001)    $ (0.007)     $ (0.005)

Weighted average number of
   shares, basic and diluted 153,195,567  82,872,585  132,016,742    63,103,875

         See notes to the consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     For the Nine Months Ended
                                                             September 30,
                                                        2001              2000
                                                   -----------------------------
Cash flows from operating activities:
          Net loss                                 $ (924,354)       $ (315,359)
Adjustments to reconcile net loss to net cash
   used in operations:
          Depreciation and amortization                27,407             2,839
     Changes in operating assets:
          Accounts and notes receivable               (19,459)          (73,409)
          Inventories                                (537,038)          103,867
          Other current assets                        (57,021)           42,256
     Changes in operating liabilities:
          Accounts payable                            135,939          (315,711)
          Merchandise credits                          (8,727)         (179,212)
          Accrued expenses and other
             current liabilities                     (114,075)           57,358
                                                   -----------------------------

Net cash used in operating activities              (1,497,328)         (677,371)

Cash flow from investing activities:
          Acquisition of intellectual properties     (175,000)         (250,000)
          Purchase of fixed assets                    (12,170)                -
                                                   -----------------------------

Net cash used in investing activities                (187,170)         (250,000)
                                                   -----------------------------
Cash flow from financing activities:
          Issuance of capital stock                 1,284,749         1,354,065
          Increase in other assets                     (5,600)                -
          Decrease in loans payable                   (27,971)
          Proceeds from note and loans payable        375,000             9,500
                                                   -----------------------------

Net cash provided by financing activities           1,626,178         1,363,565
                                                   -----------------------------

Increase (decrease) in cash                           (58,320)          436,194

Cash , beginning of period                            210,188             3,557

Cash, end of period                                $  151,868         $ 439,751
                                                   =============================

Supplemental disclosure of cash flow information:

     Interest paid                                     $7,024            $7,557


        See notes to the consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     stereoscape.com, inc. (the "Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In April 1997 the Company's Board of Directors approved a change in the Company's name from Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC"). In April, 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary. In December 1998 the Company's Board of Directors approved a change in the Company's name to stereoscape.com, inc. The Board of Directors has approved a change in the Company's name to The Marx Toy Group, Inc. This change requires approval by the shareholders of the Company.
     On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web sight for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers have been unable to deliver a valid trademark for "epiggybank" the Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction.
     Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). "Marx" is located in North Miami, Florida and sells collectible action figures and play sets primarily through retail stores, the internet and via telemarketing.
     "ABC" is located in Freehold, New Jersey and sells high quality home entertainment equipment. Substantially all business is obtained through advertising in trade magazines and via the Internet.
     On July 16, 2001 the Company acquired all of the issued and outstanding stock of Toontz Toyz, Inc. ("Toontz"), a New Jersey corporation. "Toontz" is involved with the development of intellectual properties, which they will license to our companies for use in the production of numerous products.

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

     ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $48,204 in the nine months ended September 30, 2001 and $18,734 in the same period in 2000.

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

     In December 1999, the Securities and Exchange Commissions ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the Company in the third quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

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

     LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expense was recognized in either of the nine-month periods, ended September 30, 2001 or 2000.

     CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

     In March 2000, FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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


     NOTE 2 - ACQUISITIONS

     Effective October 1, 2000, the Company acquired Marx Toys, Inc., which was accounted for as a purchase whereby Marx became a wholly-owned subsidiary of the Company. Marx sells collectible action figures and play sets, primarily through the internet and telemarketing. In connection with the accounting, the Company issued 16,500,000 shares of common stock valued at $.0469 per share.

     The operation and financial position of Marx were accounted for in the consolidated financial statements of the Company beginning October 1, 2000. The molds, which had an appraised value in excess of $10,000,000, were valued at $847,000 based upon the value of the 16,500,000 shares issued.

     Effective July 16, 2001, the Company acquired Toontz Toyz, Inc., which was accounted for as a purchase, whereby Toontz became a wholly-owned subsidiary of the Company. In connection with the accounting, the Company issued 10,000,000 restricted shares of common stock, valued at $.01 per share.


     The operation and financial position of Toontz were accounted for in the consolidated financial statements of the Company beginning July 16, 2001.

     NOTE 3 - INVENTORIES

     Inventories consist of the following at September 30, 2001:

        Finished goods                                     $701,526
        Raw materials                                       112,660
                                                           --------
                                                           $814,186

     NOTE 4 - FIXED ASSETS, at cost


     Fixed assets consist of the following at September 30, 2001:

        Furniture and fixtures                            $  53,308
        Molds                                               942,162
        Leasehold improvements                                5,974
                                                            -------
                                                          1,001,444
        Less-accumulated depreciation                      ( 62,093)
                                                         ----------
                                                           $939,351

     NOTE 5 - OTHER ASSETS

     Other assets consist of the following at September 30, 2001:

    Intellectual properties, net of accumulated amortization        $554,333
    Investments                                                        9,380
    Security deposits                                                  8,273
    Other                                                                112
                                                                  -----------
                                                                    $572,098

     NOTE 6 - NOTES AND LOANS PAYABLE

     In April 2001 the Company received loans, totaling $375,000, for which promissory notes, due in April 2002, were issued. The notes are non-interest bearing. In consideration of the loan the Company has granted the payees options to purchase 3,900,000 shares of their common stock at an exercise price of $.04 per share. The right to exercise the option shall terminate in April 2003.

     At the Balance Sheet date, Marx Toys, Inc. had a $100,000 revolving line of credit, with a financial institution, with interest paid monthly, based upon the prime interest rate. The outstanding balance on this line of credit, at Septe0ber 30, 2001, was $79,362.

     There are miscellaneous loans payable, totaling $38,419, as of September 30, 2001.

     NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following at September 30, 2001:

               Accrued professional fees                   $33,557
               Customer credits                             20,134
               Payroll taxes                                98,209
               Accrued interest payable                      7,877
               Other accrued expenses                        6,041
                                                          ----------
                                                          $165,818

     NOTE 8 - COMMITMENTS

     The Company and a subsidiary  lease  office  facilities  in  Freehold,  New
Jersey and No. Miami, Florida, and warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $107,400. The leases expire between May 2002 and April 2006. The leases require the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $65,387 and $31,100 for the nine months ended September 30, 2001 and 2000, respectively.

     Future minimum commitments under operating lease arrangements are due as follows:

       Years Ending December 31,                               Amount
    ---------------------------------------------------------------------


                2001                                         $ 84,900
                2002                                          100,268
                2003                                           55,581
                2004                                           42,000
                                                   ------------------
                                                            $ 282,749
                                                   ==================

     NOTE 9 - INCOME Taxes

     The Company has available net operating loss carry forwards of approximately $2,374,000 for federal and state income taxes expiring between 2003 and 2121 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

     NOTE 10 - SEGMENT INFORMATION

     The Company adopted Statement Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information (SFAS 131)" in 2000.
     The accounting policies and detail of operations of the operating segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment sales or transfers. All revenues are generated within the United States and all revenue producing assets are located therein. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

             Sales
                Home Theatre                           $838,271
                Toy  Products                           236,384
                Intellectual Properties Development           0
                                                      ----------
                  Total Sales                        $1,074,655
                                                      ==========

             Operating loss
                Home Theatre                          $(353,664)
                Toy Products                           (442,883)
                Intellectual Properties Development   (  12,122)
                                                      ----------
                                                       (808,669)
                Corporate other expenses                115,685
                                                      ----------

                Loss before income taxes              $(924,354)
                                                     ===========

             Assets
                Home Theatre                           $211,048
                Toy Products                          1,608,873
                Intellectual Properties Development     641,838
                Parent Company                          178,285
                                                      ----------
                     Total assets                    $2,640,044
                                                      ==========

             Depreciation and amortization expense
                Home Theatre                            $ 5,434
                Toy Products                             20,723
                Intellectual Properties Development       1,250
                                                       ---------
                   Total depreciation and amortization  $27,407
                                                       =========

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

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net sales for the three months ended September 30, 2001 decreased 50.5% to $218,681 from $441,702 for the three months ended September 30, 2000. The decrease was the result of managements decision to reduce the present emphasis on the audio and home entertainment segment of our business due to cautionary buying trend in high end, discretionary items, caused by a slowdown in the economy. The company felt that the emergence of Marx as an operating company required both financial and management resources to be allocated more heavily in that area to help in the growth of Marx for the coming year. In addition, the company is placing needed attention to its new acquisition, Toontz. Management feels that Toontz has great potential in the animated entertainment world and could deliver substantial revenues from licensing, home video and games, toys and trading card sales.

     Gross profit for the three months ended September 30, 2001 increased 346.7% to $32,200 from $7,208 for the three months ended September 30, 2000. As a percentage of net sales, gross profit increased to 14.7% in the 2001 period compared to 1.6% in the 2000 period. The increase was the direct result of the sales of higher margin toy products.

     Selling, general and administrative expenses for the three months ended September 30, 2001 increased 308.0% to $469,200 from $114,999 for the three months ended September 30, 2000. The increase in selling, general and administrative expenses was the result of additional overhead as a result of the increased emphasis in the future growth of "Marx" and "Toontz". The Company succeeded in reducing expenses in the audio division, primarily as a result of downsizing of office and warehouse personnel.

     Net losses for the three months ended September 30, 2001 increased 305.4% to ($437,000) from ($107,791) for the three months ended September 30, 2000. This was a a direct result of the drop in sales in the audio and home entertainment segment of our business. The drop in sales was due to a reduced emphasis in the audio and home entertainment segment of our business and a down turn in the overall economy, which effected the sales of high priced, discretionary items. The emphasis placed on the future growth of Marx and Toontz created additional overhead and costs without offsetting sales and increasing our operating losses for the quarter.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net sales for the nine months ended September 30, 2001 decreased 38.4% to $1,074,655 from $1,743,639 for the nine months ended September 30, 2000. The decrease in sales was a direct result of the increased emphasis placed on the future growth of Marx and Toontz. The results of our increased emphasis on these two segments of our business will be realized in the following year, 2002.

     Gross profit for the nine months ended September 30, 2001 increased 37.5% to $372,186 from $270,728 for the nine months ended September 30, 2000. As a percentage of net sales, gross profit increased to 34.6% in the 2001 period compared to 15.5% in the 2000 period. The increase was the result of the company's emphasis on the sales of higher margin products in the toy segment of our business.

     Selling, general and administrative expenses for the nine months ended September 30, 2001 increased 121.3% to $1,296,851 from $586,087 for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses was the result of additional overhead from "Marx", which totaled approximately $632,000 for the nine months ended September 30, 2001. The Company succeeded in reducing expenses in the audio division, primarily as result of downsizing of the office and warehouse personnel .

     Net losses for the nine months ended September 30, 2001 increased to a loss of ($924,665) compared to a loss of ($315,359) for the nine months ended September 30, 2000. This was due to the reduced emphasis on the audio and home entertainment segment of our business while investing our resources in the future growth of Marx and Toontz.

     Liquidity and Capital Resources

     At September 30, 2001 the Company had stockholders' equity of $1,531,659, whereas, at September 30, 2000 the Company had an equity deficit of ($482,430).

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

     Anticipated Future Growth

     Management believes that the future growth of the Company will be the result of focusing on the restructuring of its businesses, thereby increasing the profitability. In this effort the Company intends to consider these five efforts (1) expand the toy sales to include major national and regional retailers, (2) license intellectual properties being developed by "Toontz",(3) consider a strategic partner for its audio and home theatre sales to go beyond the consumer and reach out to industrial markets and business to business relationships, (4) pursue promotional deals for the sale of vintage Marx products on a large scale, (5) consider acquisitions of other companies in the toy and home theater related industries.


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


By:   /s/ Mario Bassani                                   November 13, 2001
      -------------------
          Mario Bassani
          President (Principal Executive Officer)
          Chairman of the Board

By:   /s/ Steve Wise                                      November 13, 2001
      --------------
          Steve Wise
          Director

By:   /s/ Gary B. Hyman                                   November 13, 2001
      -----------------
          Gary B. Hyman
          Chief Financial Officer
         (Principal Accounting Officer)
          Director