Form 10KSB
period 2001-12-31
STEREOSCAPE COM INC
filed 2002-04-16
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                      For the year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-25037
                              stereoscape.com, inc.
                 (Name of small business issuer in its charter)

           Nevada                                   06-1469654
(State or other jurisdiction of          (IRS Employer identification no.)
incorporation or organization)

 704 Ginesi Drive, Morganville, New Jersey                 07751
 (Address of principal executive offices)                (Zip Code)

                                 (732) 617-8600
                           (Issuer's telephone number)
                        ---------------------------------
 Securities registered under section 12(b) of the Exchange Act:

   Title of each class              Name of each exchange on which registered
 ___________________________    _______________________________________________

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X.. No.........

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: Revenues for the year ended December 31, 2001 were $ 1,247,922.

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

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2001 is $ 180,069.

                    (PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Title of Each Class                 Number of Shares Outstanding
Common Stock, $.001 par value per share      (December 31, 2001) 180,068,610
                       DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business  Disclosure Format (Check one): Yes_____ ; No_____ .

PART I

Item 1.Business

     Description of Business

     stereoscape.com, inc. ("SSCP" or the "Company") was incorporated on June 8, 1988 as a corporate shell developed to generate capital resources which were to be used to acquire or participate in a business or business entity. The Company began as a Development Stage Company, and on April 17, 1997 acquired 100% of the outstanding shares of American Buyers Club International, Inc., ("ABC") in a business combination accounted for as a purchase. ABC became a wholly owned subsidiary of the Company through the exchange of 10,980,000 shares of the Company's common stock for all of the outstanding shares of ABC.
     Effective October 1, 2000 the Company acquired 100% of the outstanding shares of Marx Toys, Inc. ("Marx") in a business combination accounted for as a purchase. Marx became a wholly owned subsidiary of the Company through the exchange of 15,000,000 shares of the Company's common stock for all of the outstanding shares of Marx.
     On August 23, 2000 The Company entered into an asset purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business. Since the sellers have been unable to deliver a valid trademark for "epiggybank" the Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction.
     On July 16, 2001 the Company acquired all of the issued and outstanding stock of Toontz Toyz, Inc. ("Toontz"), a New Jersey corporation. "Toontz" is involved in the development of intellectual properties, which they will license to other companies for the use in production of numerous products.
     ABC sells its products via the internet and through print media advertising, and in addition through its subsidiary, Alpha Sound and Vision, Inc., ("Alpha") which has closed its retail store and is concentrating on sales through the internet and telephone sales.
     Marx, which was founded in 1919, by Louis Marx, was one of the world's largest toy manufacturers through much of the 20th century. Their operation includes executive offices in Miami, Florida, while the manufacturing is done in Mexico, China and Ohio. Marx has been selling its product via the internet and through telemarketing. In the future they plan to expand their sales to include major toy retailers. The Marx brand is synonymous with quality and value.
     References herein the "SSCP" or "the Company" unless otherwise indicated include stereoscape.com, ABC, Alpha, Marx and Toontz.

     Products

     ABC and Alpha sell products for the home entertainment industry. These products include televisions and a full line of audio equipment such as speakers, DVD players, amplifiers and all other equipment that would be necessary to complete a home audio entertainment center.
     The Marx products being sold include play sets, such as Fort Apache(TM), Battleground(TM), Cape Canaveral, Castle of the Noble Knights and Remember the Alamo! In addition, Marx sells action figures, which include the highly detailed Noble Knights, Vikings, the ever popular Johnny West(TM) series, Warriors of the World, and General Custer. The company is engaged in licensing various Marx molds along with the vintage Marx train line.
     "Toontz" is still in the developmental stage, and therefore, has not record any sales or income through December 31, 2001.

     New Products and Expansion.

     The Home Theater Company is continuously evaluating new products and services to expand its product line. The constant changes in technology require the company to look for outside alliances for installation and technical collaboration for home designing and installing home entertainment centers. The company presently evaluating its present resources to accurately determine what it will need to continue in this new and exciting world of home entertainment.
     Presently, Marx is primarily bringing back many of their toys that were coveted throughout the years. The play sets and action figures are being sold for collectors and for children as play toys. In many cases, the buyer will purchase 2 similar toys, one for show and one for play. The company is evaluating various alternatives to introduce additional Marx vintage toys while examining the potential of selling new toys under the Marx name. The company has been discussing various licensing arrangement with several board game designers and manufacturers to promote and sell these new game boards under the Marx name. The company feels that this sector of the toy industry will open substantial revenue producing channels for the company. In one particular game board under review the main character will be an original Marx creation. The exciting potential for these game boards are that they are designed for a larger audience that would include both children and adults. The company is also looking to utilize current technology to enhance the marketability of several Marx creations for today's market.

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

     Government Regulations.

     The costs and effects of compliance with governmental regulations are not material to the Home Theater Company's, Marx or Toontz operations.


     Research & Development.

     The Home Theater Company depends on the manufacturers of the products it sells for the research and development of new products or enhanced products. The Company is researching the sale of other products that can be integrated into a complete system for home automation, which will simplify the installation, and design controls, for various home services used by the consumer.
     Marx Toys Inc. is in the process of reviewing its mold licensing potential while at the same time considering updating some of its products where possible with current technology. In addition the company is presently in negotiations to license several new board games that the company feels will increase its product line and revenue potential substantially.
     Toontz is presently in negotiation licensing the development of its animation series that will provide exposure to the Toontz characters "Minook and the Brainbots". The company feels that the resources necessary to complete this project will require alliances with currently established groups in the entertainment and animation industry.

     Cost and Effects of Compliance with Environmental Laws

     The costs and effects of compliance with environmental laws are not material to the Home Theater Company', Marx or Toontz operations.

     Current Employees

     The Company currently employs 6 persons, on a full time basis, and 3 on a part time basis. None of the Company's employees are members of unions.

     Item 2. Description of Property

     SSCP leases a 4,064 square foot facility at 3440 Highway 9 South, Freehold, New Jersey 07728, of which approximately 1,000 square feet had served as retail space. The Company is presently in the process of assigning this lease to non-related third party.

     As of February 18, 2002 the Company moved its corporate headquarters to 704 Ginesi Drive, Morganville, NJ 07751. This office facility is leased at a basic rent of $900 per month or $10,800 annually. The lease has a three-year term, which began in 2002, with rent escalation of 5% at the end of each year. Marx is leasing facilities for its executive office, at 13899 Biscayne Boulevard, N. Miami, Florida, 33181. The lease, which commenced on June 1, 2001, for a one-year period, is leased at a basic rent of $1,600 per month or $19,200 annually. In addition, Marx entered into a lease agreement, effective April 15, 2001, for warehouse facilities in Sebring, Ohio. The lease is for a 14,000 square foot space, which was subsequently modified to 12,000 square feet, with a basic rental of $3,000 per month or $36,000 annually. The lease has a 5-year term, however Marx can terminate the lease after one year, with three months advance notification.


     Item 3. Legal Proceedings

     The Company is a party to a summons issued against Jay Horowitz (and his Company American Plastic Equipment, Inc.), former owner of Marx, as a result of a default by him on debt owed to a non-related third party (Mahoning Valley Plastics, Inc. and Marx Toys Corp.). The complaint is seeking recovery of personal property, which includes molds in possession of Marx, which was pledged as security against Horowitz's debt The Company has been advised by their counsel, that if Mahoning Valley Plastics, Inc. and Marx Toys Corp. are successful in recovering Marx molds that a counter suit will be instituted against Horowitz. However, the company is presently seeking an out of court settlement of this matter. Other than this matter the Company has no material legal proceedings by or against the Company, or any of its subsidiaries.


     Item 4. Submission of Matters to a Vote of Security Holders

     None

     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Shares are traded on the Electronic Bulletin Board under the symbol SSCP. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported on the Electronic Bulletin Board. On October 3, 2000 the Company affected a 15 for 1 forward stock split. All calculations and share amounts have been adjusted to reflect the post-split value.
     The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                     2001                         2000
                                 Common Shares               Common Shares
       Period                 High          Low           High           Low
                            ----------------------------------------------------

January 1 - March 31         0.0500        0.0100        0.2625        0.0250

April 1 - June 30            0.0400        0.0200        0.1333        0.0229

July 1 - September 30        0.0400        0.0200        0.2479        0.0375

October 1 - December 31      0.0300        0.0100        0.2344        0.0156



     As of April 13, 2002, there were 100 holders of record of the Company's common stock. The Company has not paid a cash dividend on its common stock since its inception.
     The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividends, either by contract or regulation.

     Item 6. Management's Discussion and Analysis or Plan of Operation

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes, which are contained elsewhere in this report.

     Results of operations for stereoscape.com, inc. and subsidiaries are being presented on a consolidated basis.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales for the year ended December 31, 2001 decreased 45.4% to $1,239,888 from $2,269,233 for the year ended December 31, 2000. The decrease was the result of reduction in consumer spending caused by outside economic factors, the effects on the economy of the events of September 11, 2001, and a restructuring of the product line.

     Gross profit for the year ended December 31, 2001 increased 8.3% to $320,072 from $295,535 for the year ended December 31, 2000. As a percentage of net sales, gross profit increased to 25.8% in the 2001 period compared to 13.0% in the 2000 period. The increase in gross profit was the result of increase in proportion of sales derived from Marx Toys products, which are sold at larger mark ups.

     Selling, general and administrative expenses for year ended December 31, 2001 increased 55.4% to $1,513,287 from $973,899 for the year ended December 31, 2000. The increase in selling, general and administrative expense was the result of a full year of operating expenses incurred by Marx Toys, in 2001, as compared to one-month in the year 2000.

     Net losses for the year ended December 31, 2001 increased to ($1,193,215) compared to net losses of ($678,364) for the year ended December 31, 2000. The increase in net losses is due to a decrease in sales of 45.4% and an increase in selling, general and administrative expenses by 55.4%.

     The Company expects to require additional capital and at the present time has no definitive plans but it is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person to raise such capital.

     Liquidity and Capital Resources

     At December 31, 2001 the Company had equity of $13,111, which represents a decrease of ($789,403) in the net equity of $802,514 at December 31, 2000.

     The Company has historically financed its business through cash flow from operations and borrowings from executives, which may be utilized from time to time.

     Subsequent to the year-end the Company entered into a financing arrangement for $300,000. The transaction includes a $200,000 loan payable on January 2, 2003 with interest at 12% per annum payable monthly and the purchase of $100,000 of common stack at $.01 per share.

     While no specific acquisitions are presently under consideration, the Company is actively seeking acquisitions and anticipates it may require additional capital in order to fund any acquisitions or substantial growth in its current business.

     Anticipated Future Growth

     Management believes that the future growth of the Company will be the result of restructuring of its core businesses. In this effort the Company intends to consider these four efforts; (1) expand the toy sales to major national and regional retailers, (2) pursue promotional deals for the sale of vintage Marx products on a large scale, (3) expand the toy line to include products licensed and sold under the Marx name, (4) entering into a strategic alliance with a strong partner in the entertainment and animation industry for animation and licensing prospects.


     Forward Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain information regarding management's planned growth, financing and prospective business opportunities. These statements are forward looking statements that involve risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the Company's market and industry and in the general economy; competitive factors including increased competition and price pressures; availability of raw materials and purchased products at competitive prices; and inadequate or unsatisfactory financing sources.

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

     Item 13. Exhibits and Reports on Form 8-K

     (a) (1) and (2) The response to this portion of Item 13 is submitted as a separate report commencing on Page F-1.

     (a) (3)

     Exhibit No.       Description of Exhibit                               Note

         3.1     Certificate of Incorporation, as amended                     1
         3.2     By-laws, as amended                                          1
        10.1     1998 Incentive and Non-Qualified Stock Option Plan           1
        10.2     Acquisition Agreement of American Buyers Club Int'l, Inc.    1
        10.3     Employment Agreement for Steve Wise                          1
        10.4     Employment Agreement for Gary Hyman                          1
        10.5     Employment Agreement for Steven Campanella                   1
        10.6     Acquisition Agreement of Marx Toys, Inc.                     2
        10.7     Acquisition Agreement of Toontz Toyz, Inc.                   3
        21       Subsidiaries of the Registrant                               1

     Note 1: Filed with the Company's Form 10SB filed on November 6, 1998, and incorporated by reference herein.
     Note 2: Filed with the Company Form 8-K for the acquisition of Marx Toys, Inc. and incorporated by reference herein.
     Note 3: Filed with the Company Form 8-K for the acquisition of Toontz Toys, Inc. and incorporated by reference herein.

(b)      Reports on Form 8-K.

     Form 8-K was filed on March 30, 2001, to report the acquisition of Marx.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       tereoscape.com, inc.


By:   /s/ Mario Bassani                                          April 15, 2002
      -----------------
          Mario Bassani
          Chief Executive Officer (Principal Executive Officer)
          Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


By:   /s/ Mario Bassani                                          April 15, 2002
      -----------------
          Mario Bassani
          Chief Executive Officer (Principal Executive Officer)
          Chairman of the Board of Directors


By:   /s/ Gary B. Hyman                                          April 15, 2002
      -----------------
          Gary B. Hyman
          Chief Financial Officer (Principal Accounting Officer)
          Director

By:   /s/ Steven Wise                                            April 15, 2002
      ---------------
          Steven Wise
          Director
                 stereoscape.com, inc. and Subsidiary Companies
                                      Index

                              Financial Statements

         Included in Part II

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheet at December 31, 2001

         Consolidated Statements of Operations for the Years Ended
                December 31, 2001 and 2000

         Consolidated Statements of Changes in Stockholders'
                Equity for the Years Ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2001 and 2000

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
stereoscape.com, inc.
Morganville, New Jersey

We have audited the accompanying consolidated balance sheet of stereoscape.com, inc. and subsidiary companies as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of stereoscape.com, inc. and subsidiary companies as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Certain conditions indicate that the Company may be unable to continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans with regards to this matter are discussed in Note 3.

/s/ Ehrenkrantz Sterling & Co., LLC
Certified Public Accountants
Livingston, New Jersey
March 26, 2002
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
Current Assets
          Cash                                                         $ 33,406
          Accounts and notes receivable                                  18,506
          Inventories                                                   702,870
          Other current assets                                           87,087
                                                                     -----------
            Total Current Assets                                        841,869
                                                                     -----------
Property and equipment, at cost, net                                     68,625

Intangible assets, net                                                  176,086

Other Assets                                                             11,032
                                                                     -----------

TOTAL ASSETS                                                        $ 1,097,612
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                            $ 394,536
          Accrued expenses                                              142,358
          Merchandise credits                                            83,745
          Notes and loans payable                                       463,862
                                                                     -----------
            Total Current Liabilities                                 1,084,501
                                                                     -----------

Commitments and Contingencies                                                -

                              STOCKHOLDERS' EQUITY
Common Stock
          Par value, $.001, 200,000,000 shares authorized,
             180,068,610 shares issued and outstanding                  180,069
Additional paid in capital                                            2,455,272
Deficit                                                              (2,622,230)
                                                                     -----------

Total Stockholders' Equity                                               13,111
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,097,612
                                                                     ===========

                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years Ended
                                                      December 31,
                                                          2001            2000
                                                --------------------------------

Sales                                                $ 1,239,888    $ 2,269,233


Cost of sales                                            919,816      1,973,698
                                                --------------------------------

Gross profit                                             320,072        295,535


Selling, General and Administrative expenses           1,513,287        973,899
                                                --------------------------------

Net Loss                                             $(1,193,215)     $(678,364)
                                                ================================


Net Loss per share, basic and diluted                   $ (0.008)      $ (0.009)

Weighted average number of
   shares, basic and diluted                         145,544,199     73,262,341



                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                               Common Stock    Additional
                           -------------------  Paid-in
                             Shares     Amount  Capital    Deficit     Total
--------------------------------------------------------------------------------

Balance at
   December 31, 1999       44,719,905  $44,720   $149,656  $(750,651) $(556,275)

Issuance of  stock for
   acquisitions            24,000,000   24,000    756,938         -     780,938

Issuance of common stock
under private placements    2,903,505    2,904    107,096         -     110,000
Issuances for options
   and other               47,555,200   47,555  1,098,660         -   1,146,215

Net Loss                           -        -         -     (678,364   (678,364)
--------------------------------------------------------------------------------

Balance at
   December 31, 2000      119,178,610 $119,179  $2,112,35$(1,429,015)  $802,514

Issuance of stock
  for acquisition          10,000,000   10,000     90,000         -     100,000

Issuance of common stock
under private placements   42,590,000   42,590  1,086,910       $ -   1,129,500

Issuances for options
   and other                8,300,000    8,300     22,950       $ -      31,250

Impariment relating to
 value of long-lived assets        -        -    (856,938)      $ -    (856,938)
Net Loss                           -        -          -  (1,193,215)(1,193,215)
--------------------------------------------------------------------------------

Balance at
   December 31, 2001     180,068,610 $180,069  $2,455,272$(2,622,230)   $13,111
================================================================================



                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended
                                                          December 31
                                                        2001             2000
                                              ----------------------------------
Cash flows from operating activities:
          Net loss                                 $ (1,193,215)      $(678,364)
Adjustments to reconcile net loss to
   net cash used in operations:
          Depreciation and amortization                  37,130          12,479
     Changes in operating assets:
          Accounts and notes receivable                   4,856         (12,397)
          Inventories                                  (425,722)        (23,969)
          Other current assets                          (24,388)        (20,443)
     Changes in operating liabilities:
          Accounts payable                              151,683         (41,845)
          Accrued expenses payable                     (166,454)       (333,715)
          Merchandise credits                           (16,476)        100,221
          Notes and loans payable                       347,030         145,752
                                              ----------------------------------

Net cash used in operating activities                (1,285,556)       (852,281)
                                              ----------------------------------

Cash flow from investing activities:
          Purchases of fixed assets                      (6,850)       (105,777)
          Acquisition of intangible assets              (54,500)        (25,303)
                                              ----------------------------------
Net cash used in investing activities                   (61,350)       (131,080)
                                              ----------------------------------

Cash flow from financing activities:
          Issuance of capital stock                   1,160,749       1,189,992
          Repayment of note receivable                    9,375               -
                                              ----------------------------------

Net cash provided by financing activities             1,170,124       1,189,992
                                              ----------------------------------

Increase (decrease) in cash                            (176,782)        206,631

Cash, beginning of year                                 210,188           3,557
                                              ----------------------------------

Cash, end of year                                      $ 33,406       $ 210,188
                                              ==================================

Supplemental disclosure of cash flow information:
          Interest paid                                $ 21,196         $ 3,951

Supplementary Disclosure of Non-Cash Transactions:

In 2001 the Company issued 10,000,000 shares of common stock for the acquisition of Toontz Toyz, Inc., and the Company impaired assets totaling $856,938 and reduced additional paid-in-capital for the related value in excess of par value of the shares issued.

In 2000 the Company issued 24,000,000 shares of common stock for the acquisition of Marx Toys, Inc. and epiggybank.com, Inc. and 1,125.000 shares of common stock in payment of certain liabilities.

                 See notes to consolidated financial statements.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     stereoscape.com, inc. ("Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In April 1997 the Company's Board of Directors approved a change in the Company's name to Alliance Technologies, Inc. at which time the Company acquired American Buyers Club International, Inc. ("ABC"). In April 1997 ABC formed Alpha Sound and Vision, Inc. as a wholly owned subsidiary. In December 1998 the Company's Board of Directors approved a change in the Company's name to stereoscape.com, inc. On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks and intellectual properties, and other assets being used in the seller's business> Since the sellers have been unable to deliver a valid trademark for "epiggybank" the Company is in the process of rescinding the transaction, and to that end has halted the shares issued in the transaction. Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). Marx is located in North Miami, Florida and sells collectible action figures and play sets primarily through the Internet and via telemarketing.
     On July 16, 2001, the Company acquired all of the issued and outstanding shares of Toontz Toys Inc. Toontz is involved in the development of intellectual properties, which they will license to manufacturers of different products.
     "ABC" is located in Morganville, New Jersey and sells high quality home entertainment equipment. The Company's business is obtained through advertising in trade magazines and via the Internet.

     FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material inter-company balances are eliminated.

     INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

     INTANGIBLE ASSETS

     Trademarks, domain names, copyrights and other intangible assets are recorded at cost less accumulated amortization of $3,917 and are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment if any is based upon the excess of carrying amount over the fair value of those assets.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the assets, which range between three and fifteen years.

     ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $47,870 in 2001 and $82,493 in 2000.

     EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. On October 4, 2000 the Company affected a 15 for 1 forward stock split. All calculations and share amounts have been adjusted to reflect the post-split value. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.

     REVENUE RECOGNITION AND FINANCIAL STATEMENTS

     Net sales are recognized at the time merchandise is shipped to customers.

     In December 1999, the Securities and Exchange Commissions (?SEC?) issued SEC Staff Accounting Bulletin (?SAB?) No. 101; Revenue Recognition in Financial Statements.? SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company has adopted SAB 101 and believes that its revenue recognition policy is consistent with the guidance of SAB 101.

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

     WARRANTY

     A subsidiary of the Company sells its products with the manufacturer's factory warranty. In addition, the Company offers extended warranties, at an additional cost. A third party for whom the Company pays a fixed fee underwrites the extended warranties.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.
     SFAS 142 requires, among other things, that goodwill not be amortized, but should be subject to impairment testing at the "reporting unit level" at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information."
     The Company is required to apply SFAS 141 to business combinations initiated after June 30, 2001 and is required to adopt SFAS 142 at the beginning of fiscal 2002, with the exception of goodwill and intangible assets with indefinite lives acquired after June 30, 2001, which will be immediately subject to the non-amortization and amortization provisions as defined by SFAS 142.

     LONG-LIVED ASSETS

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which
identifiable  cash  flows  exist.  If  impairment  has  occurred,   the  Company
recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. See Note 7 for impairment of assets.

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     CONCENTRATION OF CREDIT RISK

     The Company maintains its cash with various financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

     NOTE 2 - ACQUISITIONS

     Effective July 16, 2001, the Company acquired Toontz Toyz, Inc., which was accounted for as a purchase, whereby Toontz became a wholly owned subsidiary of the Company. In connection with the accounting, the Company issued 10,000,000 restricted shares of common stock, for $.01 per share, valued at $100,000.
     The Company acquired intangible assets including trademarks, domain names and copyrights. There were no material operations for Toontz Toyz Inc. prior to July 16, 2001, date of acquisition.


     NOTE 3 - GOING CONCERN

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of approximately
($1,193,000) and a working capital deficiency of approximately ($242,600) at December 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise additional capital through short term and long term borrowings, a private placement or a public offering. The Company believes that upon obtaining proceeds from additional financing the substantial doubt about the Company's ability to continue as a going concern will be eliminated.


     NOTE 4 - INVENTORIES

     Inventories consist of the following at December 31, 2001:

            Finished goods                              $563,596
            Raw materials                                139,274
                                                        ---------

                                                        $702,870
                                                        =========

     NOTE 5 - PROPERTY AND EQUIPMENT, at cost

     Fixed assets consist of the following at December 31, 2001:

              Furniture and equipment                          $ 96,376
              Leasehold improvemens                               5,974
                                                         ---------------
                                                                102,350
              Less - accumulated depreciation                   (33,725)
                                                         ---------------

                                                               $ 68,625
                                                         ===============

     NOTE 6 - NOTES AND LOANS PAYABLE

     In April 2001 the Company received loans, totaling $375,000, for which promissory notes, due in April 2002, were issued. The notes are non-interest bearing. In addition,Company has granted the payees options to purchase 3,900,000 shares of its common stock at an exercise price of $.04 per share. The right to exercise the option shall terminate in April 2003.

     At the Balance Sheet date, Marx Toys, Inc. had a $100,000 revolving line of credit, expiring in January 2002, with a financial institution, with interest of prime plus 1% per annum (5.75% as of December 31, 2001). A shareholder guarantees the liability. The financial institution has extended the loan by requiring the Company to make monthly payments until the loan is renegotiated.


         NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company and a subsidiary lease office facilities in Morganville, New Jersey and warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $78,576. The leases expire April 2004 and April 2006, and require the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $39,633 and $35,581 for 2001 and 2000, respectively. The New Jersey facility contains an option to renew and is guaranteed by the Chief Financial Officer of the Company.

     Future minimum commitments under operating lease arrangements are due as follows:


Years Ending December 31,                               Amount
---------------------------------------------------------------------
2002                                                         $98,960
2003                                                          90,324
2004                                                          49,581
                                                   ------------------
                                                           $ 238,865
                                                   ==================


     LITIGATION

     The Company is a party to a summons issued against Jay Horowitz (and his Company American Plastic Equipment, Inc.), former owner of Marx, as a result of a default by him on debt owed to a non-related third party (Mahoning Valley Plastics, Inc. and Marx Toys Corp.). The complaint is seeking recovery of personal property, which includes molds in possession of Marx, which was pledged as security against Horowitz's debt The Company has been advised by their counsel, that if Mahoning Valley Plastics, Inc. and Marx Toys Corp. are successful in recovering Marx molds that a counter suit will be instituted against Horowitz. The security interest is in the sum of $675,000 and was recorded prior to the Company's ownership of the molds. The Complaint is presently pending in the Mohoning County Court of Common Pleas. A magistrate has ruled against the Company and the case is now on appeal to a judge. Management is contesting the case vigorously. It is presently unclear if the unfavorable outcome of the magistrate's ruling can be overcome. The loss would be limited to the value of the molds subject to the UCC-1 filing. However, the company is presently seeking an out of court settlement of this matter. Other than this matter the Company has no material legal proceedings by or against the Company, or any of its subsidiaries.
     Management has decided to impair its molds arising from the acquisition totaling $875,938, as failure to reach an out of court settlement will result in a return of the molds or return of assets of equal value.

     EMPLOYMENT AGREEMENT

     As part of the acquisition of Toontz Toyz, Inc. the Company entered into an employment agreement with an employee, dated June 1, 2001. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, he will receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues.

     NOTE 8 - INCOME TAXES

The income tax provision is comprised of the following for the years ended:

                                                        December 31,
                                               2001                       2000
                            ----------------------------------------------------
Current
     Federal                                $     -                    $     -
     State                                        -                          -
Deferred
     Federal                                (405,693)                  (230,644)
     State                                  (107,400)                   (61,000)
                            ----------------------------------------------------
Sub-total                                   (513,093)                  (291,644)

Valuation allowance                          513,093                    291,644
                            ----------------------------------------------------

Income tax provision                        $     -                    $     -
                            ====================================================

     The difference between the U.S. federal statutory rate and the Company's effective tax rate are as follows:
                                                  Year Ended December 31,
                                              2001                       2000
                            ----------------------------------------------------
Federal statutory tax rate                     34.0%                      34.0%
Other                                          (1)                        (1)
Valuation allowance                           (33)                       (33)
                            ----------------------------------------------------

Effective tax rate                             0.00%                      0.00%
                            ====================================================

     Deferred tax assets (liabilities) are comprised of the following:

                                                             December 31, 2001
                                                       -------------------------

Net operating loss carryforwards                                  $2,622,000

Less:  valuation allowance                                        (2,622,000)
                                                       -------------------------

                                                                        $ -
                                                       =========================


     The Company has available net operating loss carry forwards of approximately $2,622,000 for federal and state income taxes expiring between 2003 and 2021 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

     NOTE 9 - STOCK PLANS

     The Company's 1998 Incentive and Nonqualified Stock Option Plan provides for the granting of options to purchase shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options when granted will be granted at not less than fair market value at dates of grant. At the end of 2001, 23,225,000 options were available for grant under the plan and 23,225,000 shares of common stock were reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan. As of December 31, 2001 the following options were granted and exercised under this plan.

     SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the company's net loss would have been $1,425,469 and $2,761,012 for 2001 and 2000 respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.


         Stock options transactions are summarized as follows:


                                        2001 Options            2000 Options
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                     Shares        Price        Shares     Price
--------------------------------------------------------------------------------

Outstanding, beginning of year   20,075,000      $0.0278    15,525,000   $0.0300

Granted                          14,200,000      $0.0292    51,615,495    0.0401

Exercised                        (8,300,000)     $0.0123   (33,696,760)   0.0375

Forfeited                        (2,750,000)     $0.0667   (13,368,735)   0.0380
--------------------------------------------------------------------------------


Outstanding, end of year         23,225,000      $0.0395    20,075,000    0.0278
                               =================================================

Options and warrants
   exercisable at year-end       23,225,000      $0.0395    15,855,000    0.0364
                               =================================================

Weighted-average fair value of     $ 0.0272                   $ 0.0314
   options granted during the year


     The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: Risk free interest rate 5.5% and 5.5%; vested immediately; expected life within 5 years and within 5 years; expected volatility of 335% and 111%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if the option holder may receive any that.


     NOTE 10 - SEGMENT INFORMATION

     The Company adopted Statement Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information (SFAS 131)" in 2000.
     The accounting policies and detail of operations of the operating segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment sales or transfers. All revenues are generated within the United States and all revenue-producing assets are located therein. Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

                  Sales
                       Home Theatre                           $862,263
                       Toy Products                            377,625
                       Intellectual Properties Development          -
                                                          -------------
                           Total Sales                      $1,239,888
                                                          =============

                  Operating loss
                       Home Theatre                          $(399,117)
                       Toy Products                           (525,179)
                       Intellectual Properties Development    (127,468)
                                                          -------------
                                                            (1,051,764)
                  Corporate other expenses                     141,451
                                                          -------------

                  Loss before income taxes                 $(1,193,215)
                                                          =============


                  Assets
                       Home Theatre                          $ 114,342
                       Toy Products                            700,100
                       Intellectual Properties Development     201,652
                       Parent Company                           81,518
                                                          -------------
                           Total assets                    $1,,097,612
                                                          =============

                  Depreciation and amortization expense
                       Home Theatre                            $ 7,246
                       Toy Products                             27,384
                       Intellectual Properties Development       2,500
                                                          -------------
                           Total depreciation and amortization $37,130
                                                          =============


     NOTE 11 - SUBSEQUENT EVENTS

     In January 2002 the Company entered into a financing agreement for $300,000. The agreement consists of a promissory note, in the amount of $200,000, which is due January 2, 2003. Interest only is payable on a monthly basis, at the rate of 12% per annum. In exchange for the remaining $100,000 the Company has agreed to issue 10,000,000 shares of stock.