Form 10QSB
period 2002-03-31
STEREOSCAPE COM INC
filed 2002-05-20
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-25037

                              stereoscape.com,inc.
                 (Name of small business issuer in its charter)

        Nevada                                        06-1469654
(State or other jurisdiction of           (IRS Employer identification no.)
incorporation or organization)

                 704 Ginesi Drive, Morganville, New Jersey 07751
                    (Address of principal executive offices)

                                 (732) 617-8600
                           (Issuer's telephone number)
                        ---------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2002.

        Title of Each Class                     Number of Shares Outstanding
Common Stock, $.001 par value per share                 180,068,610
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002

                                     ASSETS
Current Assets
          Cash                                                         $ 61,122
          Accounts and notes receivable                                  32,242
          Inventories                                                   600,850
          Other current assets                                           41,365
                                                                   -------------
            Total Current Assets                                        735,579
                                                                   -------------

Property and equipment, at cost, net                                     18,218

Inrangible assets, net                                                  171,571

Other Assets                                                             10,667
                                                                   -------------

TOTAL ASSETS                                                          $ 936,035
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                            $ 360,247
          Accrued expenses and other current liabilities                160,023
          Merchandise credits                                            83,745
          Notes and loans payable                                       682,781
                                                                   -------------

            Total Current Liabilities                                 1,286,796
                                                                   -------------

Commitments and Contingencies                                                -

                              STOCKHOLDERS' EQUITY
Common Stock
          Par value, $.001, 200,000,000 shares authorized,
             180,068,610 shares issued and outstanding                  180,069
Additional paid in capital                                            2,455,272
Deficit                                                              (2,986,102)
                                                                   -------------

Total Stockholders' Equity                                             (350,761)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 936,035
                                                                   =============



           See notes to consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended
                                                               March 31,
                                                          2002            2001
                                                    ----------------------------

Sales                                                 $ 111,181       $ 573,239


Cost of sales                                           137,737         410,021
                                                    ----------------------------

Gross profit (loss)                                     (26,556)        163,218


Selling, General and Administrative expenses            337,316         443,113
                                                    ----------------------------

Net Loss                                             $ (363,872)     $ (279,895)
                                                    ============================



Net Loss per share, basic and diluted                  $ (0.002)       $ (0.002)

Weighted average number of
   shares, basic and diluted                        180,068,610     119,178,610


           See notes to consolidated financial statements (unaudited)
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the three months ended
                                                                March 31,
                                                          2002             2001
                                                      --------------------------
Cash flows from operating activities:
          Net loss                                   $ (363,872)      $(279,895)
Adjustments to reconcile net loss to net cash
  used in operations:
          Depreciation and amortization                  10,113           8,724
     Changes in operating assets:
          Accounts and notes receivable                 (13,736)         (4,914)
          Inventories                                   102,020        (103,671)
          Other current assets                           45,722          32,812
     Changes in operating liabilities:
          Accounts payable                              (34,289)         37,669
          Accrued expenses payable                       46,584         (10,437)
          Merchandise credits                                -           (5,876)
          Notes and loans payable                       (10,000)              -
                                                      --------------------------

Net cash used in operating activities                  (217,458)       (325,588)
                                                      --------------------------

Cash flow from investing activities:
          Reduction in (purchase of) fixed assets        44,809         (11,057)
          Reduction in other assets                         365               -
                                                      --------------------------

Net cash used in investing activities                    45,174         (11,057)
                                                      --------------------------

Cash flow from financing activities:
          Issuance of capital stock                           -          25,000
          Proceeds of loans payable                     200,000         300,000
                                                      --------------------------

Net cash provided by financing activities               200,000         325,000
                                                      --------------------------

Increase (decrease) in cash                              27,716         (11,645)

Cash, beginning of period                                33,406         210,188
                                                      --------------------------

Cash, end of period                                    $ 61,122       $ 198,543
                                                      ==========================

Supplemental disclosure of cash flow information:
          Interest paid                                 $ 1,730         $ 2,504

Supplementary Disclosure of Non-Cash Transactions:

         In 2001 the Company issued 10,000,000 shares of common stock for the acquisition of Toontz Toyz, Inc., and the Company impaired assets totaling $856,938 and reduced additional paid-in-capital for the related value in excess of par value of the shares issued.


           See notes to consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     stereoscape.com, inc. (the "Company") is a holding company and through its American Buyers Club International, Inc. ("ABC") subsidiary sells high quality home entertainment equipment to customer obtained through advertising in trade magazines and via the Internet. The Company's Marx Toys, Inc. ("Marx") subsidiary sells collectible action figures and play sets primarily through the Internet and via telemarketing. The Company's Toontz Toys, Inc. subsidiary is involved in the development of intellectual properties, which they will license to manufacturers for the production of various products covered by the intellectual properties.

     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 2001.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material inters company balances are eliminated.

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of ($363,872) at March 31, 2002 and a working capital deficiency of approximately ($551,000) at March 31, 2002. which raises substantial doubt about the Company's ability to continue as a going concern.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 2002.


     NOTE 2 -PER SHARE DATA

     The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented on both a basic and diluted basis in accordance with SFAS 128. Outstanding options and warrants have been excluded from the computation due to their antidilutive effect.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     NOTE 3 - Property and equipment

     Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to fifteen years.

     Property and equipment consists of the following at March 31, 2002:


     Furniture & equipment                                      $ 57,541

     Leasehold improvements                                   (Note below)
                                                           ----------------

          Total cost                                              57,541

     Less accumulated depreciation                               (39,323)
                                                           ----------------

                                                                $ 18,218
                                                           ================

NOTE:Subsequent to the balance sheet date the Company abandoned the leasehold in Freehold, NJ and is attempting to sub-lease the premises. It is uncetain if any of the cost of leasehold improvements will be recovered and, accordingly, the Company has reserved the entire value of the leasehold improvements at March 31, 2002


     NOTE 4 - INVENTORIES

     Inventories consist of the following at March 31, 2002:


           Stereo equipment                                      $67,069

           Toys & collectables                                   533,781

                                                             ------------
           TOTAL                                                $600,850
                                                             ============


     NOTE 5 - INTANGIBLE ASSETS

     Trademarks, domain names, copyrights and other intangible assets are recorded at cost less accumulated amortization of $8,429 over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carry amounts. Impairment, if any, is based upon the excess carrying amount over the fair value of those assets.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     NOTE 6 - NOTES AND LOANS PAYABLE

     In April 2001 the Company received loans, totaling $375,000, for which promissory notes, due in April 2002, were issued. These notes were not paid nor renewed when they matured and they are currently in default. The notes were non-interest bearing. In consideration of the loan the Company granted the payees options to purchase 3,900,000 shares of their common stock at an exercise price of $.04 per share. The right to exercise the option terminates in April 2003.

     Marx Toys, Inc. had a $100,000 revolving line of credit that expired in January 2002, with a financial institution, with interest of prime plus 1% per annum (5.75% as of March 31, 2002). The balance owed on the line of credit at March 31, 2002 was $69,362, plus accrued interest, default penalties and other charges that have not yet been determined. A shareholder guarantees the liability.

     In January, 2002 the Company entered into a financing agreement for $300,000. The agreement consists of a promissory note in the amount of $200,000, which is due January 2, 2003. Interest only is payable on a monthly basis, at the rate of 12% per annum. In exchange for the remaining $100,000 the Company has agreed to issue 10,000,000 shares of stock.

     NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company and a subsidiary lease office facilities in Morganville, New Jersey and warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $78,576. The leases expire April 2004 and April 2006, and require the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $39,633 and $35,581 for 2001 and 2000, respectively. The New Jersey facility contains an option to renew and is guaranteed by a former Officer of the Company.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     LITIGATION

     In February 2002, the Company was named as a defendant in a complaint filed by a third party. The complaint indicates substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to the third party owed by the former owner of Marx Toys, Inc. In connection with the compliant, the third party sought to recover possession of these assets. At December 31, 2001 the Company impaired these assets, and reduced their carrying value to $-0-. Subsequent to March 31, 2002 the third party plaintiff prevailed in the action described above and obtained a judgment against the former owner of Marx. The Company has commenced litigation against the former owner of Marx.


     EMPLOYMENT AGREEMENT

     As part of the acquisition of Toontz Toyz, Inc. the Company entered into an employment agreement with Steven Campanella, dated June 1, 2001. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, he is entitled to receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues.


     NOTE 8- IMPAIRMENT WRITE-DOWN

     During the year ended December 31, 2001, the Company's analysis of its long-lived assets indicated there was an impairment relating to molds acquired in the acquisition of Marx Toys, Inc.. Accordingly, the Company impaired this asset by reducing its additional paid in capital in the amount of $856,938, and writing the carrying value of the molds to $-0-.


     NOTE 9- INCOME Taxes

     The Company has available net operating loss carry forwards of approximately $2,986,000 for federal and state income taxes expiring between 2003 and 2021 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Note 10-- SEGMENT REPORTING

     Industry segment information at March 31, 2002 is summarized as follows:

                                                     Total           Operating
                                                   Revenues         Profit(Loss)
                                                 -----------     ---------------

         Home theatre                              $ 26,791          $ (153,222)
         Toy products                                84,390          $ (114,564)
         Intellectual properties development              -             (26,490)
                                                 -----------     ---------------
            Total Segment                           111,181            (294,276)
         Eliminations and other
         corporate income(expenses)                       -             (69,596)
                                                 -----------     ---------------
         Consolidated                             $ 111,181            (363,872)
                                                 ===========     ===============

                                                  Depreciation
                                   Capital      and Amortization    Identifiable
                                 Expenditures       Expense            Assets
                                ------------------------------------------------
Home theatre                            -          $ 1,813            $ 137,911
Toy products                            -            7,050              631,099
Intellectual properties development     -            1,250               68,754
Corporate                               -                -               98,271
                                   --------        ---------         -----------
Consolidated                            -         $ 10,113            $ 936,035
                                   ========        =========         ===========


     Note 11- SUBSEQUENT EVENTS


     On April 1, 2002, the Company accepted the resignation of Gary Hyman, the Company's Chief Financial Officer and a Director. Mr. Hyman noted that his departure was for personal reasons.

     On May 16, 2002, the Company discontinued its Marx Toys Miami office in an effort to reduce operating costs. As of this date, Marx is operating from the Company's New Jersey facility.

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


     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net sales for the three months ended March 31, 2002 decreased 80.6% to $111,181 from $573,239 for the three months ended March 31, 2001. The decrease was the result of a management decision to redirect its effort from its home theater division to its Marx Toys division, for which sales are have not yet developed.

     Gross profit (loss) for the three months March 31, 2002 decreased 116.3% to a loss of ($26,556) versus a profit of $163,218 for the three months ended March 31, 2001. The decrease was the result of an overall reduction of 80.6% in revenues and a $50,000 increase in the provision for obsolete inventory.

     Selling, general and administrative expenses for the three months ended March 31, 2002 decreased $337,316 from $410,021 for the three months ended March 31, 2001. The decrease was the result of downsizing due to the reduction in revenues.

     Net losses for the three months ended March 31, 2002 were ($363,872) versus ($279,895) for the three months ended March 31, 2001. This decrease was the result of a reduction in revenues.

     Liquidity and Capital Resources

     At March 31, 2002 the Company had an equity deficit of ($350,761), whereas, at March 31, 2001 the Company had Stockholders' equity of $547,619. This reduction was due in part to the impairment write-downs taken as of December 31, 2001, as well as operating.

     The Company requires immediate additional capital to sustain operations, and at the present time has no definitive plans but is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person or entity to raise such capital.

     The Company is currently evaluating alternative avenues to sustain operations, including the possible sales of its Marx subsidiary. No assurance can be given that a sale will be consummated or that sufficient capital will be available to sustain operations.

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


         By:   /s/ Mario Bassani                                   May 20, 2002
               -------------------
                   Mario Bassani
                   President
                   Principal Executive Officer
                   Principal Accounting Officer
                   Chairman of the Board

         By:   /s/ Steve Wise                                      May 20, 2002
                   --------------
                   Steve Wise
                   Director