Form 10QSB
period 2002-06-30
STEREOSCAPE COM INC
filed 2002-08-16
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the quarter ended June 30, 2002

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                             Commissions file number
                                     0-25037
                              stereoscape.com, inc.
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2002

         Title of Each Class                     Number of Shares Outstanding
Common Stock, $.001 par value per share                  180,068,610
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2002

                                     ASSETS
Current Assets
          Cash                                                      $     5,326
          Accounts and notes receivable                                  64,324
          Inventories                                                   514,692
          Other current assets                                           43,597
                                                                     -----------

          Total Current Assets                                          627,939

Property and equipment, at cost, net                                     12,620

Intangible assets, Net                                                  161,642

Other Assets                                                                783
                                                                     -----------

TOTAL ASSETS                                                        $   802,984
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                          $   413,640
          Accrued expenses and other current liabilities                100,312
          Merchandise credits                                            80,939
          Notes and loans payable                                       682,781
                                                                     -----------
            Total Current Liabilities                                 1,277,672
                                                                     -----------

Commitments and Contingencies                                                -

                              STOCKHOLDERS' EQUITY
Common Stock
          Par value, $.001, 200,000,000 shares authorized,
             180,068,610 shares issued and outstanding                  180,069
Additional paid in capital                                            2,455,272
Deficit                                                              (3,110,029)
                                                                     -----------

Total Stockholders' Equity                                             (474,688)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   802,984
                                                                     ===========

           See notes to consolidated financial statements (unaudited)
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the Three Months Ended      For the Six Months Ended
                                June 30,                      June 30,
                           2002         2001            2002            2001
                      ----------------------------------------------------------

Sales                 $   42,472     $ 282,735       $ 153,653       $ 855,974


Cost of sales             80,090       105,967         217,827         515,988
                      ----------------------------------------------------------

Gross profit             (37,618)      176,768         (64,174)        339,986


Selling, General and
Administrative expenses   86,309       384,538         423,625         827,651
                      ----------------------------------------------------------


Net Loss              $ (123,927)    $(207,770)      $(487,799)      $(487,665)
                      ==========================================================



Net Loss per share,
 basic and diluted    $   (0.001)    $  (0.002)      $  (0.003)      $  (0.004)

Weighted average
number of shares,
basic and diluted    180,068,610   123,302,236     180,068,610     121,251,814


           See notes to consolidated financial statements (unaudited)
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    For The Six Months Ended
                                                            June 30,
                                                     2002             2001
                                              ----------------------------------
Cash flows from operating activities:
          Net loss                               $ (487,799)      $(487,665)
Adjustments to reconcile net loss to
   net cash used in operations:
          Depreciation and amortization              25,640          17,465
     Changes in operating assets:
          Accounts and notes receivable             (45,818)        (23,612)
          Inventories                               188,178        (341,579)
          Other current assets                       43,490          27,601
     Changes in operating liabilities:
          Accounts payable                           19,104          83,687
          Accrued expenses payable                  (13,127)         (6,929)
          Merchandise credits                        (2,806)         (5,876)
          Notes and loans payable                   190,000              -
                                              ----------------------------------

Net cash used in operating activities               (83,138)       (736,908)
                                              ----------------------------------

Cash flow from investing activities:
          Disposal of fixed assets                   44,809         (13,350)

                                              ----------------------------------
Net cash used in investing activities                44,809         (13,350)
                                              ----------------------------------

Cash flow from financing activities:
          Proceeds from issuance of
                capital stock                            -          731,249
          (Increase) decrease in
                other assets                         10,249          (3,500)
          Proceeds from loans payable                    -          300,000
                                              ----------------------------------

Net cash provided by financing activities            10,249       1,027,749
                                              ----------------------------------

Increase (decrease) in cash                         (28,080)        277,491

Cash, beginning of period                            33,406         210,188
                                              ----------------------------------

Cash, end of period                              $    5,326       $ 487,679
                                              ==================================

Supplemental disclosure of cash flow information:
          Interest paid                          $       -        $   5,125
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

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of ($487,799) at June 30, 2002 and a working capital deficiency of approximately ($649,733) at June 30, 2002 that raises substantial doubt about the Company's ability to continue as a going concern.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 2002.


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

     Property and equipment consists of the following at June 30, 2002:


              Furniture & equipment                      $ 57,541

              Leasehold improvements                   (Note below)
                                                      ----------------
                 Total cost                                57,541

              Less accumulated depreciation               (44,921)
                                                      ----------------

                                                         $ 12,620
                                                      ================

NOTE:Subsequent to the balance sheet date the Company abandoned the leasehold in Freehold, NJ and is attempting to sub-lease the premises. It is uncertain if any of the cost of leasehold improvements will be recovered and, accordingly, the Company has reserved the entire value of the leasehold improvements at June 30, 2002.


NOTE 4 - INVENTORIES

     Inventories consist of the following at June 30, 2002:


              Stereo equipment                       $  42,069

              Toys & collectables                      472,623

                                                    ------------
              TOTAL                                  $ 514,692
                                                    ============


NOTE 5 - INTANGIBLE ASSETS

     Trademarks, domain names, copyrights and other intangible assets are recorded at cost less accumulated amortization of $18,358 over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carry amounts. Impairment, if any, is based upon the excess carrying amount over the fair value of those assets.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

     The Company and a subsidiary lease warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $65,000. The lease expires April 2004, and requires the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $32,823.47 and $52,739 for 2002 and 2001, respectively.


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

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8- IMPAIRMENT WRITE-DOWN

     During the year ended December 31, 2001, the Company's analysis of its long-lived assets indicated there was an impairment relating to molds acquired in the acquisition of Marx Toys, Inc. Accordingly, the Company impaired this asset by reducing its additional paid in capital in the amount of $856,938, and writing the carrying value of the molds to $-0-.


NOTE 9- INCOME Taxes

     The Company has available net operating loss carry forwards of approximately $3,100,000 for federal and state income taxes expiring between 2003 and 2021 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 10-- SEGMENT REPORTING

     Industry segment information at June 30, 2002 is summarized as follows:


                                              Total            Operating
                                             Revenues        Profit(Loss)
                                        ------------------   --------------

Home theatre                                    $  29,669       $ (205,571)
Toy products                                      123,984         (189,790)
Intellectual properties development                     -           (2,080)
                                        ------------------   --------------
   Total Segment                                  153,653         (397,441)
Eliminations and other
corporate income(expenses)                              -          (90,358)
                                        ------------------   --------------
Consolidated                                    $ 153,653       $ (487,799)
                                        ==================   ==============


                                               Depreciation
                             Capital         and Amortization     Identifiable
                            Expenditures         Expense             Assets

 Home theatre                       -                 $  3,626        $  46,414
 Toy products                       -                   19,514          590,190
 Intellectual properties            -                    2,500           71,414
    development
 Corporate                          -                       -            94,966
                          --------------   --------------------  ---------------
 Consolidated                       -                 $ 25,640        $ 802,984
                          ==============   ====================  ===============


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


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net sales for the three months ended June 30, 2002 decreased 85.0% to $42,472 from $282,735 for the three months ended June 30, 2001. The decrease was the results of a management decision to redirect its effort from its home theater division to its Marx Toys division, for which sales are, have not yet developed.

     Gross profit (loss) for the three months June 30, 2002 decreased 121.2% to a loss of ($37,619) versus a profit of $176,768 for the three months ended June 30, 2001. The decrease was the result of an overall reduction of 75.0% in revenues and a $25,000 increase in the provision for obsolete inventory.

     Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $298,229 from $384,538 for the three months ended June 30, 2001. The decrease was the result of downsizing due to the reduction in revenues.

     Net losses for the three months ended June 30, 2002 were ($123,927) versus ($207,770) for the three months ended June 30, 2001. This decrease was the result of a reduction in revenues and a downsizing of the operations.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net sales for the six months ended June 30, 2002 decreased 82.1.6% to $153,653 from $855,974 for the six months ended June 30, 2001. The decrease was the results of a management decision to redirect its effort from its home theater division to its Marx Toys division, for which sales are, have not yet developed.

     Gross profit (loss) for the six months June 30, 2002 decreased 118.9% to a loss of ($64,174) versus a profit of $339,986 for the six months ended June 30, 2001. The decrease was the result of an overall reduction of 82.1% in revenues and a $75,000 increase in the provision for obsolete inventory.

     Selling, general and administrative expenses for the six months ended June 30, 2002 decreased $404,026 from $827,651 for the six months ended June 30, 2001. The decrease was the result of downsizing due to the reduction in revenues and a downsizing of the operation.

     Net losses for the six months ended June 30, 2002 were ($487,799) versus ($487,665) for the six months ended June 30, 2001. This decrease was the result of a reduction in revenues.

Liquidity and Capital Resources

     At June 30, 2002 the Company had an equity deficit of ($474,688), whereas, at June 30, 2001 the Company had Stockholders' equity of $1,046,098. This reduction was due in part to the impairment write-downs taken as of December 31, 2001, as well as the substantial operating losses during the ensuing period.

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

Forward Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain information regarding management's planned growth, financing and prospective business acquisitions and opportunities. These statements are forward looking statements that involve risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the Company's market and industry and in the general economy; competitive factors including increased competition and price pressures; availability of raw materials and purchased products at competitive prices; and inadequate or unsatisfactory financing sources.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned duly authorized


     stereoscape.com, Inc.


By:   /s/ Mario Bassani                                 August 16, 2002
     -------------------
          Mario Bassani
          Chief Executive Officere
          Principal Executive Officer
          Principal Accounting Officer
          Chairman of the Board


By:   /s/ Steve Wise                                    August 16. 2002
     ----------------
          Steve Wise
          Director