Form 10QSB
period 2002-09-30
STEREOSCAPE COM INC
filed 2002-11-22
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For the quarter ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of October 14, 2002

         Title of Each Class                   Number of Shares Outstanding
Common Stock, $.001 par value per share                12,671,240
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002

                                 Current Assets

Current Assets
          Cash                                                    $ 488
          Accounts and notes receivable                          67,186
          Inventories                                           355,629
          Other current assets                                   16,799
                                                             ------------

            Total Current Assets                                440,102

Property and equipment, at cost, net                              6,572

Intangible assets, Net                                            2,083

Other Assets                                                      5,085

                                                             ------------

TOTAL ASSETS                                                  $ 453,842
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                    $ 473,219
          Accrued expenses and other current liabilities        197,538
          Merchandise credits                                    80,939
          Notes and loans payable                               682,781
                                                             ------------

            Total Current Liabilities                         1,434,477
                                                             ------------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Common Stock
          Par value, $.001, 200,000,000 shares authorized,
            12,671,240 shares issued and outstanding             12,671
Additional paid in capital                                    2,622,670
Deficit                                                      (3,615,976)
                                                             ------------

Total Stockholders' Equity                                     (980,635)
                                                             ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 453,842
                                                             ============


           See notes to consolidated financial statements (unaudited)
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months      For the Nine Months
                                 Ended September 30,       Ended September 30,
                                   2002         2001        2002         2001
                               -------------------------------------------------

Sales                           $ 46,118    $ 218,681   $ 199,771   $1,074,655


Cost of sales                    166,865      186,481     384,692      702,469
                               -------------------------------------------------

Gross profit (loss)             (120,747)      32,200    (184,921)     372,186

Selling, General and
     Administrative expenses     225,641      468,889     649,266    1,296,540

Impairment of long-lived assets  159,559           -      159,559           -
                               -------------------------------------------------


Net Loss                      $ (505,947)  $ (436,689) $ (993,746)  $ (924,354)
                               =================================================

Net Loss per share,
   basic and diluted            $ (0.040)    $ (0.043)   $ (0.081)    $ (0.105)

Weighted average number of
   shares, basic and diluted   12,569,791   10,213,037  12,195,050    8,801,116


           See notes to consolidated financial statements (unaudited)
                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       For the Nine Months Ended
                                                              September 30,
                                                          2002            2001
                                                      --------------------------
Cash flows from operating activities:
          Net loss                                   $ (993,746)     $ (924,354)
Adjustments to reconcile net loss to net cash
   used in operations:
          Depreciation and amortization                  16,247          27,407
     Changes in operating assets:
          Accounts and notes receivable                 (48,680)        (19,459)
          Inventories                                   347,241        (537,038)
          Other current assets                           70,288         (57,021)
          Impairment of long-lived assets               175,000               0
          Other assets                                    5,947               0
     Changes in operating liabilities:
          Accounts payable                               78,683         135,939
          Accrued expenses and other
             current liabilities                         84,099        (114,075)
          Merchandise credits                            (2,806)         (8,727)
          Notes and loans payable                       190,000         375,000
                                                      --------------------------

Net cash used in operating activities                   (77,727)     (1,122,328)
                                                      --------------------------


Cash flow from investing activities:
          (Purchase) disposal of fixed assets            44,809         (12,170)
          Acquisition of intellectual properties              0        (175,000)
                                                      --------------------------

Net cash used in investing activities                    44,809        (187,170)
                                                      --------------------------

Cash flow from financing activities:
          Proceeds from issuance of capital stock             0       1,284,749
          (Increase) decrease in other assets                 0          (5,600)
          Proceeds from loans payable                         0         (27,971)
                                                      --------------------------

Net cash provided by financing activities                     0       1,251,178
                                                      --------------------------

Increase (decrease) in cash                             (32,918)        (58,320)

Cash, beginning of period                                33,406         210,188
                                                      --------------------------


Cash, end of period                                       $ 488       $ 151,868
                                                      ==========================


Supplemental disclosure of cash flow information:
          Interest paid                                   $   0         $ 5,125

Supplementary Disclosure of Non-Cash Transactions:

     In 2001 the Company issued 666,667 shares of common stock for the acquisition of Toontz Toyz, Inc. and the Company impaired assets totaling $856,938 and reduced additional paid-in-capital for the related value in excess of par value of the shares issued.
     In 2002 the Company impaired assets totaling $159,559 as a charge to current operations.

           See notes to consolidated financial statements (unaudited).

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

     stereoscape.com, inc. (the "Company") is a holding company and through its Marx Toys, Inc. ("Marx") subsidiary sells collectible action figures and play sets primarily through the Internet and via telemarketing. The Company's Toontz Toys, Inc. subsidiary is involved in the development of intellectual properties, which they intend to license to manufacturers for the production of various products covered by the intellectual properties. Activities in this subsidiary are currently suspended. In addition, operation of the Company's American Buyers Club International, Inc. ("ABC") subsidiary which sold high quality home entertainment equipment to customers obtained through advertising and in trade magazines via the Internet has been suspended.

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

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of ($993,746) at September 30, 2002 and a working capital deficiency of approximately ($980,635) at September 30, 2002 that raises substantial doubt about the Company's ability to continue as a going concern.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at September 30, 2002.


     NOTE 2 -PER SHARE DATA

     The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented on both a basic and diluted basis in accordance with SFAS 128. Outstanding options and warrants have been excluded from the computation due to their antidilutive effect. The financial statements reflect share amounts after giving effect to a reverse stock split 1:15 which became effective October 14, 2002.

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

     Property and equipment consists of the following at September 30, 2002:


        Furniture & equipment                                      $ 57,541

        Leasehold improvements                                   (Note below)
                                                                ---------------

              Total cost                                             57,541

        Less accumulated depreciation                               (50,969)
                                                                ---------------

                                                                    $ 6,572
                                                                ===============

     NOTE: In the second quarter of 2002 the Company abandoned the leasehold in Freehold, NJ and is attempting to sub-lease the premises. It is uncetain if any of the cost of leasehold improvements will be recovered and, accordingly, the Company has reserved the entire value of the leasehold improvements at September 30, 2002.

     NOTE 4 - INVENTORIES

     Inventories consist of the following at September 30, 2002:


       Stereo equipment (See note below)                         $ 1

       Toys & collectables                                   355,628

                                                            ----------
              TOTAL                                         $355,629
                                                            ==========

     NOTE 5 - INTANGIBLE ASSETS

     Trademarks, domain names, copyrights and other intangible assets are recorded at cost less accumulated amortization of $2,917 over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carry amounts. Impairment, if any, is based upon the excess carrying amount over the fair value of those assets. The Company recorded an impairment charge of $159,599 during the third quarter of 2002 relating to intellectual properties of its Toontz subsidiary. See note 8.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     NOTE 6 - NOTES AND LOANS PAYABLE

     In April 2001 the Company received loans, totaling $375,000, for which promissory notes, due in April 2002, were issued. These notes were not paid nor renewed when they matured and they are currently in default. The notes were non-interest bearing. In consideration of the loan the Company granted the payees options to purchase 260,000 shares of their common stock at an exercise price of $.60 per share. The right to exercise the option terminates in April 2003.

     Marx Toys, Inc. had a $100,000 revolving line of credit that expired in January 2002, with a financial institution, with interest of prime plus 1% per annum (5.75% as of March 31, 2002). The balance owed on the line of credit at March 31, 2002 was $98,281, plus accrued interest, default penalties and other charges that have not yet been determined. A shareholder guarantees the liability.

     In January, 2002 the Company entered into a financing agreement for $300,000. The agreement consists of a promissory note in the amount of $200,000, which is due January 2, 2003. Interest only is payable on a monthly basis, at the rate of 12% per annum. In exchange for the remaining $100,000 the Company has agreed to issue 666,667 shares of stock.

     The Company has miscellaneous loans payable of $9,500 at September 30, 2002.

     NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company and a subsidiary lease warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $65,000. The lease expires April 2004, and requires the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $48,750 and $65,387 for 2002 and 2001, respectively.

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

     During the third quarter of 2002, the Company's analysis of its long-lived assets indicated there was an impairment relating to the intellectual properties carried on the books of its Toontz subsidiary. Accordingly, the Company impaired this asset by writing the carrying value of the intellectual properties to $-0-and taking a charge to current operations of $159,559.

     NOTE 9- INCOME Taxes

     The Company has available net operating loss carry forwards of approximately $3,600,000 for federal and state income taxes expiring between 2003 and 2021 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

                 stereoscape.com, inc. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Note 10-- SEGMENT REPORTING

     Industry segment information at September 30, 2002 is summarized as follows:

                                                Total            Operating
                                              Revenues          Profit(Loss)
                                           -------------      ---------------

Home theatre                                  $ 26,791          $ (286,221)
Toy products                                   172,980            (399,302)
Intellectual properties development                  0            (236,684)
                                           -------------      ---------------
 Total Segment                                 199,771            (922,207)
Eliminations and other
corporate income(expenses)                           0             (71,539)
                                           -------------      ---------------
Consolidated                                 $ 199,771          $ (993,746)
                                           =============      ===============

                                                   Depreciation
                                      Capital    and Amortization   Identifiable
                                   Expenditures       Expense          Assets
                                   ------------  ----------------   ------------

Home theatre                              0           $ 5,439          $ 21,496
Toy products                              0            10,988           373,028
Intellectual properties development       0                 0               119
Corporate                                 0                 0            59,199
                                   ------------  ----------------   ------------
Consolidated                              0          $ 16,427         $ 453,842
                                   ============  ================   ============


     Note 11- SIGNIFICANT

     On April 1, 2002, the Company accepted the resignation of Gary Hyman, the Company's Chief Financial Officer and a Director. Mr. Hyman noted that his departure was for personal reasons. Steve Wise, a Director of the Company, is Acting Chief Financial Officer.

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


     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Net sales for the three months ended September 30, 2002 decreased 78.9% to $46,118 from $218,681 for the three months ended September 30, 2001. The decrease was the results of a management decision to cease operation of its home theater division and to concentrate its limited resources on developing its Marx Toys division, for which sales have not yet developed .

     Gross profit (loss) for the three months September 30, 2002 decreased to a loss of ($120,747) versus a profit of $32,200 for the three months ended September 30, 2001. The decrease was the result of an overall reduction of 79.8% in revenues and a $125,778 increase in the provision for obsolete inventory.

     Selling, general and administrative expenses for the three months ended September 30, 2002 decreased $243,248 from $468,889 for the three months ended September 30, 2001. The decrease was the result of downsizing due to the reduction in revenues.

     Net losses for the three months ended September 30, 2002 were ($505,947) versus ($436,689) for the three months ended September 30, 2001. This decrease was the result of a reduction in revenues and a downsizing of the operations.


     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Net sales for the nine months ended September 30, 2002 decreased 81.4% to $199,771 from $1,074,655 for the nine months ended September 30, 2001. The decrease was the results of a management decision to cease operation of its home theater division and to concentrate its limited resources on developing its Marx Toys division, for which sales have not yet developed.

     Gross profit (loss) for the nine months September 30, 2002 decreased to a loss of ($184,921) versus a profit of $372,186 for the nine months ended September 30, 2001. The decrease was the result of an overall reduction of 81.4% in revenues and a $175,778 increase in the provision for obsolete inventory.

     Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $647,274 from $1,296,540 for the nine months ended September 30, 2001. The decrease was the result of downsizing due to the reduction in revenues and a downsizing of the operation.

     Net losses for the nine months ended September 30, 2002 were ($993,746) versus ($924,354) for the nine months ended September 30, 2001. The 2002 loss included an Impairment loss from the write-off of intellectual properties of the Toontz subsidiary of $159,559.

     Liquidity and Capital Resources

     At September 30, 2002 the Company had an equity deficit of ($980,635), whereas, at September 30, 2001 the Company had Stockholders' equity of $1,162,909. This reduction was due in part to the impairment write-downs taken as of December 31, 2001 and September 30, 2002, as well as the substantial operating losses during the ensuing period.

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

     Item 4. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

     The Company's principal executive officer and its (acting) principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)      Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned duly authorized


                 stereoscape.com, Inc.


        By: /s/ Mario A. Bassani                 November 21, 2002
            --------------------
                Mario A. Bassani
                Chairman
                Chief Executive Officer
                Principal Executive Officer



        By: /s/ Steve Wise                       November 21, 2002
            --------------
                Steve Wise
                (Acting) Chief Financial Officer
                (Acting) Principal Accounting Officer
                Director
                              stereoscape.com, inc.
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Mario A. Bassani, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of stereoscape.com, inc.
2. Based upon my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal control; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 21, 2002


/s/ Mario A. Bassani
--------------------
    Mario A. Bassani
    Chief Executive Officer
                              stereoscape.com, inc.
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steve Wise, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of stereoscape.com, inc.
2. Based upon my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal control; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 21, 2002


/s/ Steve Wise
--------------
    Steve Wise
    (Acting) Chief Financial Officer