Form 10KSB
period 2002-12-31
STEREOSCAPE COM INC
filed 2003-05-13
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission files number 0-25037
                        Marx Toys and Entertainment Corp.
                        (formerly stereoscape.com, inc.)
                 (Name of small business issuer in its charter)

             Nevada                                  06-1469654
  (State or other jurisdiction           (IRS Employer identification no.)
of incorporation or organization)

     101 South 15th Street, Sebring, Ohio                    44672
   (Address of principal executive offices)               (Zip Code)

                                 (330) 938-1749
                           (Issuer's telephone number)
                        ---------------------------------
 Securities registered under section 12(b) of the Exchange Act:

Title of each class                Name of each exchange on which registered
___________________________      _____________________________________________


         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X...
No.........

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     Stateissuer's revenues for its most recent fiscal year: Revenues for the year ended December 31, 2002 were $220,970.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Note; If determining whether a person is an affiliate will involve unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates as of December 31, 2002 is $ 609,697

                    (PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Title of Each Class                      Number of Shares Outstanding
Common Stock, $.001 par value per share           (May 9, 2003)  26,342,432

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

     Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes ____;
No_____.

         PART I
         Item 1.Business

                Description of Business

                Marx Toys and Entertainment Corp. (formerly stereoscape.com, inc.) ("Marx" or the "Company") was incorporated on June 8, 1988 as a corporate shell developed to generate capital resources which were to be used to acquire or participate in a business or business entity. The Company began as a Development Stage Company, and on April 17, 1997 acquired 100% of the outstanding shares of American Buyers Club International, Inc., ("ABC") in a business combination accounted for as a purchase. ABC became a wholly owned subsidiary of the Company through the exchange of 10,980,000 shares of the Company's common stock for all of the outstanding shares of ABC.

                   On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks, intellectual properties, and other assets being used in the seller's business. Since the sellers were unable to deliver a valid trademark for "epiggybank" the Company rescinded the transaction, and halted and cancelled the shares issued in the transaction.

                Effective October 1, 2000 the Company acquired 100% of the outstanding shares of Marx Toys, Inc.("Marx Toys") in a business combination accounted for as a purchase. Marx Toys became a wholly owned subsidiary of the Company through the exchange of 15,000,000 shares of the Company's common stock for all of the outstanding shares of Marx Toys, Inc.

                On July 16, 2001 the Company acquired all of the issued and outstanding stock of Toontz Toyz, Inc. ("Toontz"), a New Jersey corporation. "Toontz" is involved in the development of intellectual properties, which they will license to other companies for the use in production of numerous products.

                On March 11, 2003 the parent company's name was changed to Mark Toys and Entertainment Corp.

                  Marx Toys was one of the world's largest toy brands through much of the 20th century. The Company acquired the right to use the "Marx Toys" name for the sale of collectable action figures and play sets. The Company has been selling Marx's collectibles and play sets primarily through the Internet and via telemarketing. In the future the Company plans to expand their sales to include major toy retailers. The Marx brand is synonymous with quality and value.

                References herein the "Marx" or "the Company" unless otherwise indicated include Marx Toys and Entertainment Corp., Marx Toys and Toontz.

                Products.
                The Marx products being sold include play sets, such as Fort Apache(TM), Battleground(TM), Cape Canaveral, Castle of the Noble Knights and Remember the Alamo! In addition, Marx sells action figures, which include the highly detailed Noble Knights, Vikings, the ever popular Johnny West(TM) series, Warriors of the World, and General Custer. The company is engaged in licensing the vintage Marx train line.
                "Toontz" is still in the developmental stage, and therefore, has not record any sales or income through December 31, 2002.

                  New Products and Expansion.

                  Marx is primarily bringing back many of their toys that were coveted throughout the years. The play sets and action figures are being sold for collectors and for children as play toys. In many cases, the buyer will purchase 2 similar toys, one for show and one for play. The Company is evaluating various alternatives to introduce additional Marx vintage toys while examining the potential of selling new toys under the Marx name. The Company has been discussing various licensing arrangement with several board game designers and manufacturers to promote and sell these new game boards under the Marx name. The company feels that this sector of the toy industry will open substantial revenue producing channels for the Company. In one particular game board under review the main character will be an original Marx creation. The exciting potential for these game boards are that they are designed for a larger audience that would include both children and adults. The company is also looking to utilize current technology to enhance the marketability of several Marx creations for today's market, and is the final stages of development of an interactive product to be licensed to a major internet provider .


                  Product Line Exclusivity License & Trademark Agreements.

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

                  Government Regulations.

                  The costs and effects of compliance with governmental regulations are not material to the operations of the consolidated group.


                  Research & Development.

                  Toontz is presently in negotiations for the licensing the development of its animation series that will provide exposure to the Toontz characters "Minook and the Brainbots". The company feels that the resources necessary to complete this project will require alliances with currently established groups in the entertainment and animation industry. The Company will expense research and development costs as incurred. There were no research and development costs for 2002.

                  Cost and Effects of Compliance with Environmental Laws

                  The costs and effects of compliance with environmental laws are not material to the operations of the consolidated group.

                  Current Employees

                  The Company currently employs 1 person, on a full time basis, and 3 on a part time basis. None of the Company's employees are members of unions.


         Item 2.  Description of Property

                  Marx entered into a lease agreement, effective April 15, 2001, for warehouse facilities in Sebring, Ohio. The lease is for a 14,000 square foot space, which was subsequently modified to 12,000 square feet, with a basic rental of $42,000 annually. The lease expires in April 2005. During 2002 the Company also rented office space in New Jersey and warehouse space in Florida. Both of these leases terminated prior to December 31, 2003.


         Item 3.  Legal Proceedings

                  In February 2002, the Company was named as a defendant in a complaint filed by American Plastic Equipment "American." The complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc. including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquisition of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. At December 31, 2001 the Company provided for the impairment of these assets (see Note 6). The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to recover its lost assets from the former owner of Marx through all legal means necessary.

                  Three actions are pending against the Company in Florida State Court,in Miami-Dade County Florida. Jay Horowitz v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-05 611 CC27. This action asserts various causes of action, including money lent ($35,000) and breach of contract ($38,220) American Plastic Equipment, Inc. v. Stereoscape.Com, Inc. and Marx Toys Inc., Case No. 02-04859 CC 05. This action asserts various causes of action, including breach of contract ($5,076), unjust enrichment ($5,076), conversion ($482), and breach of oral agreement ($798). Steven L. Horowitz v. Stereoscape. Com, Inc., 00001-29822 CA 11. This action asserts a claim for moneys owed under a promissory note in the amount of $50,000. The defendants have answered these complaints, asserting various affirmative defenses. To date, no discovery has been taken in the cases and the defendants' liability is as yet not determinable.


         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters

                  The Company's Common Shares are traded on the Electronic Bulletin Board under the symbol MRXT. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported on the Electronic Bulletin Board. On October 14, 2002 the Company affected a 1 for 15 reverse stock split. All calculations and share amounts have been adjusted to reflect the post-split value.
                  The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                        2002                   2001
                                   Common Shares          Common Shares
        Period                   High         Low        High         Low
                              -----------------------------------------------

January 1 - March 31            0.1900      0.0400      0.0500       0.0100

April 1 - June 30               0.1200      0.0200      0.0400       0.0200

July 1 - September 30           0.1300      0.0300      0.0400       0.0200

October 1 - December 31         0.0700      0.0100      0.0300       0.0100


                  As of May 9, 2003, there approximately 100 holders of record of the Company's common stock.

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

                  Results of operations for Marx Toys and Entertainment Corp. and subsidiaries are being presented on a consolidated basis.

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

                  Net sales for the year ended December 31, 2002 decreased 41.5% to $220,970 from $377,625 for the year ended December 31, 2001. The decrease was the result of reduction in consumer spending caused by outside economic factors, the effects of the downturn in the economy, and a restructuring of the product line.

                  Gross profit (loss) for the year ended December 31, 2002 decreased 93.1% to $14,057 from $202,858 for the year ended December 31, 2001. As a percentage of net sales, gross profit (loss) decreased to (6.4%) in 2002 compared to 53.7% in 2001. The decrease in gross profit was in part the result of a write-off of accounts receivable of approximately $93,000 as the result of the Company's decision to discontinue certain product lines, and a revaluation of inventory.

                  Selling, general and administrative expenses for year ended December 31, 2002 decreased 26.1% to $736,830 from $996,956 for the year ended December 31, 2001. The decrease in selling, general and administrative expense was the result of the Company's restructuring and downsizing to concentrate on the sale of Marx Toys collectables.

                  Net loss from continuing operations for the year ended December 31, 2002 increased to ($1,061,956) compared to a net loss of ($794,098) for the year ended December 31, 2001. The increase in net losses is due to in part to the write-off of obsolete inventory and raw material items in the Marx Toys, Inc. inventory, amounting to approximately $140,000 and an impairment of intellectual property of approximately $85,000.

                  The Company expects to require additional capital and at the present time has no definitive plans but it is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person to raise such capital.

         Liquidity and Capital Resources

                  At December 31, 2002 the Company had an equity deficiency of ($1,255,982), which represents a decrease of $1,269,093 in the net equity of $13,111 at December 31, 2001.
                  The Company has historically financed its business through cash flow from operations and borrowings from executives and third parties, which may be utilized from time to time.

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

         Forward Looking Statements

              Management's Discussion and Analysis of Financial Condition and Results of Operations contain information regarding management's planned growth, financing and prospective business opportunities. These statements are forward looking statements that involve risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the Company's market and industry and in the general economy; competitive factors including increased competition and price pressures; availability of purchased products at competitive prices; and inadequate or unsatisfactory financing sources.


         Item 7.  Financial Statements

                  Response submitted as a separate section of this report commencing on page F-1.


         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                           None

         PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons

                  This item is incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.


         Item 10. Executive Compensation

                  This item is incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

         Item 11. Security Ownership of Certain Beneficial Owners and Management

                  This item is incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.


         Item 12. Certain Relationships and related Transactions

                  This item is incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

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

         The Company's principal executive officer and sole officer and director, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules..


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

                 Marx Toys and Entertainment Corp.
                 (Formerly stereoscape.com inc.


                 By:   /s/ Steve Wise                            May 13, 2003
                       ---------------------------
                       Steve Wise
                       Chief Executive Officer
                       Sole Officer and Director


                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                 By:   /s/ Steve Wise                            May 13, 2003
                       ---------------------------
                       Steve Wise
                       Chief Executive Officer (Principal Executive Officer) Sole Officer and Director

                        Marx Toys and Entertainment Corp.
                         (Formerly stereoscape.com inc.)
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, Steve Wise, certify that:

1. I have reviewed this annual report on Form 10-KSB of Marx Toys and Entertainment Corp. (Formerly stereoscape.com, inc.)
2.       Based upon my knowledge,
         this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
         (a)      designed such disclosure controls and
                  procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based upon my most recent evaluation, to the registrant's auditors:
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal control; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. I have indicated in this annual report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003


/s/ Steve Wise
Steve Wise
Chief Executive Officer
Sole Officer and Director

                Marx Toys and Entertainment Corp. & Subsidiaries
                         (Formerly steroscape.com, inc.)

                                      Index

                              Financial Statements

         Included in Part II


         Independent Auditors' Report


         Consolidated Balance Sheet at December 31, 2002


         Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001


         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002 and 2001


         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001


         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Marx Toys and Entertainment Corp. and Subsidiaries
(Formerly stereoscape.com, inc.)
Sebring, Ohio 44672

We have audited the accompanying consolidated balance sheet of Marx Toys and Entertainment Corp. and Subsidiaries (Formerly stereoscape.com, inc.)as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marx Toys and Entertainment Corp. and Subsidiaries (Formerly stereoscape.com, inc.) as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ehrenkrantz Sterling & Co., LLC
Certified Public Accountants
Livingston, New Jersey
May 9, 2003

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
Current Assets

          Cash                                                        $     894
          Inventories                                                   330,393
                                                                     -----------
          Total Current Assets                                          331,287
                                                                     -----------

TOTAL ASSETS                                                          $ 331,287
                                                                     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

          Accounts payable                                            $ 386,770
          Liabilities of discontinued business segment                  183,914
          Accrued expenses and other current liabilities                245,646
          Merchandise credits                                            80,939
          Notes and loans payable                                       690,000
                                                                     -----------
            Total Current Liabilities                                 1,587,269
                                                                     -----------

TOTAL LIABILITIES                                                     1,587,269
                                                                     -----------

Commitments and Contingencies                                                -

                         STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
          Par value, $.001, 200,000,000 shares authorized,
             15,242,432 shares issued and outstanding                    15,242
Additional paid in capital                                            2,720,438
Deficit                                                              (3,991,662)
                                                                     -----------
TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                  (1,255,982)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 331,287
                                                                     ===========

                 See notes to consolidated financial statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                        (Formerly stereoscape.com, inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                           December 31,
                                                      2002             2001
                                                  ------------------------------

Sales                                              $ 220,970        $ 377,625

Cost of sales                                        206,913          174,767
                                                  ------------------------------

Gross profit                                          14,057          202,858

Selling, General and Administrative expenses         736,830          996,956
                                                  ------------------------------

Loss from operations                                (722,773)        (794,098)

Other deductions:
      Interest expense                                55,140                -
      Loss on abandonment of assets                   59,323                -
      Impairment of long-lived assets                224,720                -
                                                  ------------------------------

Loss from continuing operations                   (1,061,956)        (794,098)

Loss from discontinued operations                   (307,476)        (399,117)
                                                  ------------------------------

Net Loss                                        $ (1,369,432)    $ (1,193,215)
                                                  ==============================

Loss Per Share, Basic and Diluted

Loss from continuing operations                       (0.081)          (0.082)

Loss from discontinued operations                     (0.024)          (0.041)
                                                  ------------------------------

Net Loss per share, basic and diluted               $ (0.105)        $ (0.123)
                                                  ==============================

Weighted average number of
   shares, basic and diluted                      13,055,355         9,702,947


                 See notes to consolidated financial statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                        (Formerly stereoscape.com, inc.)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                 Common Stock             Additional
                                        -------------------------------     Paid-in
                                             Shares          Amount         Capital          Deficit           Total
                                        ----------------------------------------------------------------------------------
Balance at December 31, 2000                   7,945,241       $ 7,945      $ 2,223,584      $ (1,429,015)      $ 802,514

Issuance of stock for acquisition                666,667           667           99,333                 -         100,000

Issuance of common stock
under private placements                       2,839,333         2,839        1,126,661                 -       1,129,500

Issuances for options and other                  553,334           553           30,697                 -          31,250

Impariment relating to value of long-
     lived assets                                      -             -         (856,938)                -        (856,938)
Net loss                                               -             -                -        (1,193,215)     (1,193,215)
                                        ----------------------------------------------------------------------------------

Balance at December 31, 2001                  12,004,575        12,004        2,623,337        (2,622,230)         13,111

Issuance of common stock                       3,237,857         3,238           97,101                           100,339

Net loss                                                                                       (1,369,432)     (1,369,432)
                                        ----------------------------------------------------------------------------------

Balance at December 31, 2002                  15,242,432      $ 15,242      $ 2,720,438      $ (3,991,662)   $ (1,255,982)
                                        ==================================================================================

     All calculations and share amounts have been adjusted to reflect a 1 for 15 reverse stock split affected on October 14, 2002.

                 See notes to consolidated financial statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                        (Formerly stereoscape.com, inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED
                                                                                   DECEMBER 31,
                                                                               2002            2001
                                                                         ---------------------------------
          Net loss                                                           $ (1,369,432)    $(1,193,215)
Adjustments to reconcile net loss to net cash used in operations:
          Depreciation and amortization                                                 -          37,130
          Impairment of long-lived assets-continuing operations                   224,720               -
          Abandonment of assets                                                    59,323
     Changes in operating assets:
          Accounts and notes receivable                                            18,506           4,856
          Inventories                                                             372,477        (425,722)
          Other current assets                                                     87,087         (24,388)
          Other assets                                                             11,032               -
     Changes in operating liabilities:
          Accounts payable and accrued expenses                                    56,190         (14,771)
          Liabilities of discontinued business segment                            183,914               -
          Merchandise credits                                                      (2,806)        (16,476)
                                                                         ---------------------------------

Net cash used in operating activities                                            (358,989)     (1,632,586)
                                                                         ---------------------------------

Cash flow from investing activities:
          Purchases of fixed assets                                                     -          (6,850)
          Acquisition of other assets                                                   -         (54,500)
                                                                         ---------------------------------

Net cash used in investing activities                                                   -         (61,350)
                                                                         ---------------------------------

Cash flow from financing activities:
          Issuance of capital stock                                               100,339       1,160,749
          Notes and loans payable                                                 226,138         347,030
          Repayment of note receivable                                                  -           9,375
                                                                         ---------------------------------

Net cash provided by financing activities                                         326,477       1,517,154
                                                                         ---------------------------------

Increase (decrease) in cash                                                       (32,512)       (176,782)

Cash, beginning of year                                                            33,406         210,188
                                                                         ---------------------------------

Cash, end of year                                                                   $ 894        $ 33,406
                                                                         =================================

Supplemental disclosure of cash flow information:
          Interest paid                                                               $ -        $ 21,196
Supplementary Disclosure of Non-Cash Transactions:

Supplemental disclosure of non-cash transactions:

         In 2001 the Company issued 10,000,000 shares of common stock for the acquisition of Toontz Toyz, Inc., and the Company impaired assets totaling $856,938 and reduced additional paid-in-capital for the related value in excess of par value of the shares issued.

         In 2002 the Company issued 1,904,000 shares of common stock in payment for certain consulting services.

                 See notes to consolidated financial statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                        (Formerly stereoscape.com, inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

                  Marx Toys and Entertainment Corp. (formerly stereoscape.com, inc.) ("Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In April 1997 the Company's Board of Directors approved a change in the Company's name to Alliance Technologies, Inc. In December 1998 the Company's Board of Directors approved a change in the Company's name to stereoscape.com, inc., and on March 11, 2003 the Company's Board of Directors approved a change in the Company's name to Marx Toys and Entertainment Corp.
                  In April 1997the Company acquired American Buyers Club International, Inc. ("ABC"). A company engaged in the sale of high end home theater equipment via mail order and over the internet. In April 1997 ABC formed Alpha Sound and Vision, Inc. ("Alpha") as a wholly owned subsidiary and retail division. In March of 2002 the Company determined that the operations of ABC and Alpha should be discontinued so that the direction of the Company could be changed to concentrate on the activities of its Marx Toys, Inc. subsidiary. (See Note 8)
                    On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks, intellectual properties, and other assets being used in the seller's business. Since the sellers were unable to deliver a valid trademark for "epiggybank" the Company rescinded the transaction, and halted and cancelled the shares issued in the transaction.
                   Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). Marx" is located in Sebring, Ohio and sells collectible action figures and play sets primarily through the Internet and via telemarketing.
                  On July 16, 2001, the Company acquired all of the issued and outstanding shares of Toontz Toys Inc. ("Toontz"). Toontz is involved in the development of intellectual properties, which the Company intend to license to third parties for the manufacturer of various products and video presentations..



         FINANCIAL STATEMENT PRESENTATION

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material inter-company transactions have been eliminated.


         USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the accounting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION AND FINANCIAL STATEMENTS

                  Net sales are recognized at the time merchandise is shipped to customers.

                  The Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition. The Company has adopted SAB 101 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the Company reporting a change in accounting principles from its application.


         ADVERTISING COSTS

                  The Company expenses all advertising costs as incurred.


         INVENTORIES

                  Inventories are stated at the lower of cost or market as determined by the first-in, first-out method, and consist of collectable action figures held for distribution.


         EARNINGS PER COMMON SHARE

                  Earnings per common share is computed by dividing net income
         (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. On October 14, 2002 the Company affected a 1 for 15 reverse stock split. All calculations and share amounts have been adjusted to reflect the post-split value. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141. The adoption of SFAS 141 did not have a material effect on the Company's financial position, results of operations, and cash flows.


                  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Ling-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. See Note 7 for impairment of assets.

                  In July, 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit of disposal activities initiated after September 30, 2002. See Note 6 for effects on the Company's results of operations concerning various impairments. In addition the financial statements reflect a loss from discontinued operations that occurred prior to the effective date of SFAS No. 146 (See Note 8).


           LONG-LIVED ASSETS

                  Long-Lived Assets are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. See Note 7 for impairment of assets.

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


           NOTE 2 - ACQUISITIONS

                  Effective July 16, 2001, the Company acquired Toontz Toyz, Inc., which was accounted for as a purchase, whereby Toontz became a wholly owned subsidiary of the Company. In connection with the accounting, the Company issued 666,667 restricted shares of common stock, for $.01 per share, valued at $100,000. The Company acquired intellectual properties including trademarks, domain names and copyrights. See Note 6 for impairment. There were no material operations for Toontz Toyz Inc. prior to July 16, 2001, date of acquisition.


         NOTE 3 - GOING CONCERN

         The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of ($1,369,432) and a working capital deficiency of approximately ($1,255,982) at December 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise additional capital through short term and long term borrowings, a private placement or a public offering. The Company estimates that it will require $2,000,000 to fund initial marketing, R & D, manufacturing, and advertising for its planned growth.

         The Company believes that upon obtaining proceeds from additional financing and payments to be received from the sale of toy related product under a newly acquired licensing agreement, see Note 12, the substantial doubt about the Company's ability to continue as a going concern will be eliminated.

         NOTE 4 - NOTES AND LOANS PAYABLE

                    In April 2001 the Company received cash, totaling $375,000, for which promissory notes, due in April 2002, were issued. The notes are non-interest bearing. In consideration of the loan the Company has granted the payees options to purchase 260,000 shares of their common stock at an exercise price of $.60 per share. The right to exercise the options terminated in April 2003.
                  In January 2002 the Company borrowed $200,000 under a promissory note bearing 12% interest and maturing in January 2003. At December 31, 2002, unpaid accrued interest amounted to $24,000 and is included in accrued expenses.
                  In June 2002 the Company entered into an operating agreement with Michael Marx. LLC to sell toys. In November 2002 the agreement was rescinded. In connection with the rescinded agreement, the Company owes the current LLC member $115,000 which becomes payable on May 15, 2003 with interest at 8%. At December 31, 2002 unpaid and accrued interest amounted to approximately $1,100 and is included in accrued expenses.


         NOTE 5 - COMMITMENTS AND CONTINGENCIES

         LEASES

                  A subsidiary leases a warehouse facility in Sebring, Ohio requiring minimum annual rent of approximately $42,000. The lease expires in April 2005. During 2002 the Company also rented office space in New Jersey and warehouse space in Florida. Both of the leases were terminated prior to year end without penalty. Rent expense totaled $79,650 and $39,633 for 2002 and 2001, respectively.

                  Future minimum commitments under operating lease arrangements are due as follows:


Years Ending December 31,                               Amount
--------------------------------------------------------------------
2003                                                       $ 42,000
2004                                                         42,000
2005                                                         10,500
                                                   -----------------
                                                           $ 94,500
                                                   =================

         LITIGATION

               In February 2002, the Company was named as a defendant in a complaint filed by American Plastic Equipment "American." The complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc. including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquisition of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. At December 31, 2001 the Company provided for the impairment of these assets (see Note 6). The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to recover its lost assets from the former owner of Marx through all legal means necessary.

               Three actions are pending against the Company in Florida State Court, in Miami-Dade County Florida. Jay Horowitz v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-05 611 CC27. This action asserts various causes of action, including money lent ($35,000) and breach of contract ($38,220) American Plastic Equipment, Inc. v. Stereoscape. Com, Inc. and Marx Toys Inc., Case No. 02-04859 CC 05. This action asserts various causes of action, including breach of contract ($5,076), unjust enrichment ($5,076), conversion ($482), and breach of oral agreement ($798). Steven L. Horowitz v. Stereoscape. Com, Inc., 00001-29822 CA 11. This action asserts a claim for moneys owed under a promissory note in the amount of $50,000. The defendants have answered these complaints, asserting various affirmative defenses. To date, no discovery has been taken in the cases and the defendants' liability is as yet not determinable.


         EMPLOYMENT AGREEMENT

                  As part of the acquisition of Toontz Toyz, Inc. the Company entered into an employment agreement. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, the individual shall receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues. As of December 31, 2002, amounts due under the employment agreement has not been paid, but have been accrued in the financial statements.

         NOTE 6 - IMPAIRMENT WRITE-DOWN

                  During the year ended December 31, 2001, the Company's analysis of its long-lived assets indicated there was an impairment relating to molds acquired in the acquisition of Marx Toys, Inc., accordingly, the Company has impaired this asset by reducing its additional paid in capital in the amount of $856,938. See Note 5 for related litigation.

                  During the year ended December 31, 2002, the Company's analysis of its long-lived assets indicated there was an impairment relating to the intellectual properties carried on the books of its Toontz subsidiary. Accordingly, the Company impaired this asset by writing the carrying value of the intellectual properties to $-0- and taking a charge to current operations of $71,250.

                  During the year ended December 31, 2002, the Company's analysis of its long-lived assets indicated there was an impairment relating to the intellectual properties carried on the books of its Marx Toys, Inc. subsidiary. Accordingly, the Company impaired this asset by writing the carrying value of the intellectual properties to $-0- and taking a charge to current operations of $3,445.

                  During the year ended December 31, 2002 the Company wrote-off raw materials $139,274 due to the loss of the use of the injection molds necessary to utilize the raw material.

                    On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks, intellectual properties, and other assets being used in the seller's business. Since the sellers were unable to deliver a valid trademark for "epiggybank" the Company rescinded the transaction, and halted and cancelled the shares issued in the transaction. Accordingly, the Company recorded an impairment charge of $10,751.


         NOTE 7 - DISCONTINUED OPERATIONS

         In March 2002 the Company terminated its ABC and Alpha subsidiary operations. At that time, sales amounted to $28,208 and a net loss of $184,506 was realized for the quarter. In the fourth quarter the Company wrote-off all remaining inventory relating to these operations totaling $122,970. Revenues for the year ended December 31, 2001 were $866,263.

         NOTE 8 - INCOME Taxes

The income tax provision is comprised of the following for the years ended:

                                                     December 31,
                                           2002                       2001
                                       -----------------------------------------
Current
     Federal                            $      -                   $      -
     State                                     -                          -
Deferred
     Federal                             (465,600)                  (405,693)
     State                               (123,250)                  (107,400)
                                       -----------------------------------------

Sub-total                                (588,850)                  (513,093)

Valuation allowance                       588,850                    513,093
                                       -----------------------------------------

Income tax provision                    $      -                   $      -
                                       =========================================

The difference between the U.S. federal statutory rate and the Company's effective tax rate are as follows:
                                                Year Ended December 31,
                                           2002                       2001
                                       -----------------------------------------

Federal statutory tax rate                 34.0%                      34.0%
Valuation allowance                       -34.0%                     -34.0%
                                       -----------------------------------------

Effective tax rate                         0.00%                      0.00%
                                       =========================================

Deferred tax assets (liabilities) are comprised of the following:

                                         December 31, 2002
                                       ---------------------

Net operating loss carryforwards            $ 1,716,560

Less:  valuation allowance                   (1,716,560)
                                       ---------------------

                                            $        -
                                       =====================

         The Company has available net operating loss carry forwards of approximately $3,992,000 for federal and state income taxes expiring between 2003 and 2022 offset future taxable income.
                  A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit because management feels that it is not likely that the net operating losses will be used.
                  During the years ended December 31, 2002 and 2001, the valuation allowance was increased by $588,850 and $513,093 respectively.
                  The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

         NOTE 9 - STOCK PLANS

                  The Company's 1998 Incentive and Nonqualified Stock Option Plan provides for the granting of options to purchase shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options when granted will be granted at not less than fair market value at dates of grant. At the end of 2002, -0- options were available for grant under the plan and 1348,333 shares of common stock were reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan. As of December 31, 2002 the following options were granted and exercised under this plan.

         Stock options transactions are summarized as follows:


                                                2002 Options        2001 Options
                                                  Weighted             Weighted
                                                   Average              Average
                                                  Exercise             Exercise
                                       Shares       Price      Shares    Price
--------------------------------------------------------------------------------

Outstanding, beginning of year       1,548,333    $ 0.5925   1,338,334 $ 0.4170

Granted                                500,000      0.0159     946,667   0.4380

Exercised                                    -           -    (553,334)  0.1845

Forfeited                             (200,000)     0.8825    (183,334)  1.0005
--------------------------------------------------------------------------------


Outstanding, end of year             1,848,333      0.4137   1,548,333   0.5925
                                   =============================================

Options and warrants
   exercisable at year-end           1,848,333    $ 0.4137   1,548,333 $ 0.5925
                                   =============================================

Weighted-average fair value of        $ 0.0159                $ 0.4380
   options granted during the year

                  SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss would have been $ 1,464,957 and $1,425,469 in 2002 and 2001 respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

                  The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001`, respectively: Risk free interest rate 4.85% and 5.5%; vested immediately; expected life within 5 years and within 5 years; expected volatility of 199% and 335%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if the option holder may receive any that.

         During the last quarter of 2002 the Company issued 1,074,000 free trading and 830,000 restricted shares of common stock to consultants in lieu of cash for services. At December 31, 2002 the Company recorded an expense of approximately $36,000 relating to these shares, which approximates the value of the services performed, according to management.



NOTE 11 - SEGMENT INFORMATION

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

         Industry segment information at December 31, 2002 and 2001 is summarized as follows:

                                              Total Revenue                 Operating Profits (Loss)
                                      -------------------------------     -----------------------------
                                              2002           2001                 2002          2001
                                      -------------------------------     -----------------------------
     Marx Toys                             $ 220,970       $ 377,625          $ (666,839)   $ (525,179)
     Toontz                                        -               -              (2,170)     (127,468)
                                      -------------------------------     -----------------------------
        Total Segment                        220,970         377,625            (669,009)     (652,647)
     Eliminations and other
     Corporate income(expenses)                                                  (53,764)     (141,451)
     ----------------------------------------------------------------     -----------------------------
     Consolidated                          $ 220,970       $ 377,625            (722,773)     (794,098)
                                      ===============================
     Other deductions                                                            339,183             -
                                                                          -----------------------------

     Income (loss) from continuing operations                                $(1,061,956)   $ (794,098)
                                                                          =============================

                             Depreciation and
                           Amortization Expense        Identifiable Assets
                            2002         2001          2002           2001
                        --------------------------------------------------------

Marx Toys                   $ -       $ 27,384     $ 331,090       $ 700,100
Toontz                        -          2,500            74         201,652
Corporate                     -             -            123          81,518
Discontinued Op.              -             -             -          114,342
                        --------------------------------------------------------
Consolidated                $ -       $ 29,884     $ 331,287     $ 1,097,612
                        ========================================================

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the Balance Sheet Date the Company issued 4,000,000 shares of common stock to its Chairman and CEO as and inducement to stay with the Company. In addition, the Company issued 7,100,000 shares of common stock to various individuals for consulting work to be completed in 2003.

In April 2003 the Company entered into a 3 year licensing agreement to market certain toy related products. Minimum royalty payments to be paid over the term of the contract are as follows:

                      First Year         $   125,000
                      Second Year            300,000
                      Third Year           1,000,000
                                          ----------

                                          $1,425,000
                                          ==========