Form 10QSB
period 2003-03-31
STEREOSCAPE COM INC
filed 2003-05-15
CIK 881590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      For the quarter ended March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003.

          Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share                   26,342,432

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2003

                                     ASSETS
Current Assets

          Cash                                                         $ 594


          Inventories                                                306,056
                                                              ------------------


            Total Current Assets                                     306,650
                                                              ------------------

TOTAL ASSETS                                                       $ 306,650
                                                              ==================

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts payable                                         $ 386,470
          Liabilities of discontinued business segment               183,914
          Accrued expenses and other current liabilities             278,946
          Merchandise credits                                         80,939
          Notes and loans payable                                    726,978
                                                              ------------------

            Total Current Liabilities                              1,657,247
                                                              ------------------


TOTAL LIABILITIES                                                  1,657,247
                                                              ------------------

Commitments and contingencies                                             -

                                 STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
          Par value, $.001, 200,000,000 shares authorized,
             26,342,432 shares issued and outstanding                 26,342
Additional paid in capital                                         2,858,588
Deficit                                                           (4,235,527)
                                                              ------------------

TOTAL STOCKHOLDERS EQUITY (DEFICIT)                               (1,350,597)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 306,650
                                                              ==================

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                        (Formerly stereoscape.com, inc.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                --------------------------------

Sales                                                $ 40,562       $ 84,390

Cost of sales                                          28,590         50,364
                                                --------------------------------

Gross profit                                           11,972         34,026

Selling, general and administrative expenses          247,537        213,392
                                                --------------------------------

Loss from operations                                 (235,565)      (179,366)

Interest expense                                        8,300              -
                                                --------------------------------

Loss from continuing operations                      (243,865)      (179,366)

Loss from discontinued operations                           -       (184,506)
                                                --------------------------------

Net Loss                                           $ (243,865)    $ (363,872)
                                                ================================

Loss Per Share, Basic and Diluted

Loss from continuing operations                        (0.011)        (0.015)

Loss from discontinued operations                           -         (0.015)
                                                --------------------------------

Net Loss per share, basic and diluted                $ (0.011)      $ (0.030)
                                                ================================

Weighted average number of
   shares, basic and diluted                       22,295,765     12,004,574

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                        (Formerly stereoscape.com, inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                               2003            2002
                                                                         ---------------------------------
Cash flows from operating activities:
          Net loss                                                             $ (243,865)     $ (363,872)
Adjustments to reconcile net loss to net cash used in operations:
          Abandonment of assets                                                         -          45,174
     Changes in operating assets:
          Accounts and notes receivable                                              (300)         (3,623)
          Inventories                                                              24,337         102,020
          Other current assets                                                          -          45,722
     Changes in operating liabilities:
          Accounts payable and accrued expenses                                    33,300          12,295
          Liabilities of discontinued business segment                                  -               -
          Merchandise credits                                                           -               -

                                                                         ---------------------------------

Net cash used in operating activities                                            (186,528)       (162,284)
                                                                         ---------------------------------

Cash flow from financing activities:
          Issuance of capital stock                                               149,250               -
          Notes and loans payable                                                       -         200,000
          Repayment of note payable                                                36,978         (10,000)
                                                                         ---------------------------------

Net cash provided by financing activities                                         186,228         190,000
                                                                         ---------------------------------

Increase (decrease) in cash                                                          (300)         27,716

Cash, beginning of year                                                               804          33,406
                                                                         ---------------------------------

Cash, end of year                                                                   $ 504        $ 61,122
                                                                         =================================

Supplemental disclosure of cash flow information:
          Interest paid                                                               $ -        $ 21,196
Supplementary Disclosure of Non-Cash Transactions:

Supplemental disclosure of non-cash transactions:

         In 2002 the Company issued 1,904,000 shares of common stock in payment for certain consulting services.

         In 2003 the Company issued 4,000,000 shares of common stock to its Chairman and CEO as an inducement to stay with the Company. In addition, the Company issued 7,100,000 shares of common stock to various individuals for consulting work to be completed in 2003.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                        (Formerly stereoscape.com, inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

                  Marx Toys and Entertainment Corp. (formerly stereoscape.com, inc.) ("Company") was established in 1988 under the name Alliance Health Enterprises, Inc. In April 1997 the Company's Board of Directors approved a change in the Company's name to Alliance Technologies, Inc. In December 1998 the Company's Board of Directors approved a change in the Company's name to stereoscape.com, inc., and on March 11, 2003 the Company's Board of Directors approved a change in the Company's name to Marx Toys and Entertainment Corp.
                  In April 1997the Company acquired American Buyers Club International, Inc. ("ABC"). A company engaged in the sale of high end home theater equipment via mail order and over the internet. In April 1997 ABC formed Alpha Sound and Vision, Inc. ("Alpha") as a wholly owned subsidiary and retail division. In March of 2002 the Company determined that the operations of ABC and Alpha should be discontinued so that the direction of the Company could be changed to concentrate on the activities of its Marx Toys, Inc. subsidiary. (See Note 4)
                    On August 23, 2000 the Company entered into a stock purchase agreement with the principals of epiggybank.com, inc. ("epiggybank"), a financial and educational web site for children. The terms of the agreement included the transfer, to the Company, of the "epiggybank" name, trademarks, intellectual properties, and other assets being used in the seller's business. Since the sellers were unable to deliver a valid trademark for "epiggybank" the Company rescinded the transaction, and halted and cancelled the shares issued in the transaction.
                   Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). Marx" is located in Sebring, Ohio and sells collectible action figures and play sets primarily through the Internet and via telemarketing.
                  On July 16, 2001, the Company acquired all of the issued and outstanding shares of Toontz Toys Inc. ("Toontz"). Toontz is involved in the development of intellectual properties, which the Company intend to license to third parties for the manufacturer of various products and video presentations..

                  The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 2002.

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany balances are eliminated.

                  The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of ($243,865) at March 31, 2003 and a working capital deficiency of ($1,350,597) at March 31, 2003 that raises substantial doubt about the Company's ability to continue as a going concern.

                  Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 2003.

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


         NOTE 2 - NOTES AND LOANS PAYABLE

                    In April 2001 the Company received cash, totaling $375,000, for which promissory notes, due in April 2002, were issued. The notes are non-interest bearing. In consideration of the loan the Company has granted the payees options to purchase 260,000 shares of their common stock at an exercise price of $.60 per share. The right to exercise the option terminated in April 2003. As of March 31, 2003, the notes have not been repaid and the lenders did not exercised their options to acquire the common stock.
                  In January 2002 the Company borrowed $200,000 under a promissory note bearing 12% interest and maturing in January 2003. At March 31, 2003, unpaid accrued interest amounted to $30,000 and is included in accrued expenses.
                  In June 2002 the Company entered into an operating agreement with Michael Marx. LLC to sell toys. In November 2002 the agreement was rescinded. In connection with the rescinded agreement, the Company owes the current LLC member $115,000 which becomes payable on May 15, 2003 with interest at 8%. At March 31, 2003 unpaid and accrued interest amounted to approximately $3,400 and is included in accrued expenses.

         NOTE 3 - COMMITMENTS AND CONTINGENCIES

         LEASES

                  A subsidiary lease a warehouse facility in Sebring, Ohio requiring minimum annual rent of approximately $42,000. The lease expires in April 2005.

         LITIGATION

                  In February 2002, the Company was named as a defendant in a complaint filed by American Plastic Equipment "American." The complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc. including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquisition of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. At December 31, 2001 the Company provided for the impairment of these assets. The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to recover its lost assets from the former owner of Marx through all legal means necessary.

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


         EMPLOYMENT AGREEMENT

                  As part of the acquisition of Toontz Toyz, Inc. the Company entered into an employment agreement. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, the individual shall receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues. As of March 31, 2003, amounts due under the employment agreement has not been paid, but have been accrued in the financial statements.


         NOTE 4 - DISCONTINUED OPERATIONS

         In March 2002 the Company terminated its ABC and Alpha subsidiary operations. At that time, sales amounted to $28,208 and a net loss of $184,506 was realized for the quarter.


         NOTE 5 - INCOME TAXES

                  The Company has available net operating loss carry forwards of approximately $4,228,000 for federal and state income taxes expiring between 2003 and 2021 to offset future taxable income.
                  A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.
                  The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

         NOTE 6 - SEGMENT INFORMATION

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

         Industry segment information at March 31, 2003 and 2002 is summarized as follows:

                                Total Revenue         Operating Profits (Loss)
                           ----------------------    --------------------------
                               2003        2002           2003          2002
                           ----------------------    --------------------------

     Marx Toys              $ 40,562    $ 84,390      $ 185,197      $(83,280)
     Toontz                       -           -              -        (26,490)
                           ----------------------    ---------------------------
      Total Segment           40,562      84,390       (185,197)     (109,770)
     Eliminations and other
     Corporate income(expenses)                         (50,368)      (69,596)
                           ----------------------    ---------------------------
     Consolidated           $ 40,562    $ 84,390       (235,565)     (179,366)
                           ======================
     Other deductions                                     8,300             -
                                                     ---------------------------

     Loss from continuing operations                 $ (243,865)   $ (179,366)
                                                     ===========================


                                         Identifiable Assets
                                        2003           2002
                                    ------------------------------

Marx Toys                               $ 304,150       $ 631,099
Toontz                                      2,500          68,754
Corporate                                       -          98,271
Discontinued Op.                                -         137,911
                                    ------------------------------

Consolidated                            $ 306,650       $ 936,035
                                    ==============================


NOTE 7 - SUBSEQUENT EVENTS

In April 2003 the Company entered into a 3 year licensing agreement to market certain toy related products. Minimum royalty payments to be paid over the term of the contract are as follows:

                              First Year    $ 125,000
                              Second Year     300,000
                              Third Year    1,000,000
                                           -----------

                                           $1,425,000
                                           ===========

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

         Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

                  Net sales for the quarter ended March 31, 2003 decreased 51.9% to $40,562 from $84,390 for the quarter ended March 31, 2002. The decrease was the result of reduction in consumer spending caused by outside economic factors, the effects of the downturn in the economy, and a restructuring of the product line.

                  Gross profit for the quarter ended March 31, 2003 decreased 64.8% to $11,972 from $34,026 for the quarter ended March 31, 2002. As a percentage of net sales, gross profit decreased to (29.5%) in the first quarter of 2003 compared to 40.3% in the prior years same period. The decrease in gross profit was in part the result of increased distribution costs and the lowering of the prices of certain obsolete products.

                  Selling, general and administrative expenses for quarter ended March 31, 2003 increased 16.0% to $247,537 from $213,392 for the quarter ended March 31, 2002. The increase in selling, general and administrative expense was the result of an increase in professional fees for to the Company's annual audits and increased consulting fees relating to the redirection of the organization.

                  Net loss from continuing operations for the quarter ended March 31, 2003 increased to ($243,865) compared to a net loss of ($179,366) for the quarter ended March 31, 2002. The increase in net losses was due in part to the increased professional and consulting fees described above.

                  The Company expects to require additional capital and at the present time has no definitive plans but it is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person to raise such capital.

         Liquidity and Capital Resources

                  At December 31, 2002 the Company had an equity deficiency of ($1,350,597), which represents a decrease of $94,615 in the net equity of ($1,255,982) at December 31, 2002.
                  The Company has historically financed its business through cash flow from operations and borrowings from executives and third parties, which may be utilized from time to time.


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

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules..

(b) Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION

Item 1.             Legal Proceedings

         In February 2002, the Company was named as a defendant in a complaint filed by American Plastic Equipment "American." The complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc. including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquisition of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. At December 31, 2001 the Company provided for the impairment of these assets. The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to recover its lost assets from the former owner of Marx through all legal means necessary.

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


Item 6.             Exhibits and reports on Form 8-K

(a)      Exhibits:

(99.1) Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


                    (b)    Reports on Form 8-K:

                           None

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Marx Toys and Entertainment Corp.
                 (Formerly stereoscape.com inc.)


                 By:   /s/ Steve Wise                         May 15, 2003
                       ------------------
                       Steve Wise
                       Chief Executive Officer
                       Sole Officer and Director

                        Marx Toys and Entertainment Corp.
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steve Wise, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Marx Toys and Entertainment Corp.:
2. Based upon my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal control; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003


/s/ Steve Wise
Steve Wise
Chief Executive Officer
Sole Officer and Director