Form 10QSB
period 2003-06-30
MARX TOYS & ENTERTAINMENT CORP
filed 2003-08-20
CIK 881590

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-25037

                        Marx Toys and Entertainment Corp.
                        (formerly stereoscape.com, inc.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                        06-1469654
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                              101 South 15th Street
                               Sebring, Ohio 44672
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (330) 938-1749
                           ---------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 37,403,000 shares of common stock, $0.001 par value, as of August 19, 2003.

================================================================================

                                     PART I


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Marx Toys and Entertainment Corp. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2002.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,
                                                                        2003
                                                                    -----------
                 ASSETS                                              (unaudited)
Current Assets
     Inventory                                                      $   292,350
                                                                    -----------
          Total Current Assets                                          292,350


     Licensing agreement                                                 75,000
                                                                    -----------
          Total Assets                                              $   367,350
                                                                    ===========

         LIABILITIES AND CAPITAL
Current Liabilities
     Accounts payable and accrued expenses                          $   342,464
     Liabilities of discontinued business segment                       183,914
     Accrued expenses and other current liabilities                     337,246
     Merchandise credits                                                 80,939
     Loans payable shareholder                                          147,000
     Notes and loans payable                                            726,978
                                                                    -----------
          Total Current Liabilities                                   1,818,541

Stockholders' Equity (Deficit)
  Common stock, 200,000,000 shares authorized at $.001
    par value; issued and outstanding 30,473,000 at June 30, 2003        30,473
Additional paid-in capital                                            3,284,457
Accumulated deficit                                                  (4,766,121)
                                                                    -----------
          Stockholders' Equity (Deficit)                             (1,451,191)
                                                                    -----------
          Total Liabilities and Capital                             $   367,350
                                                                    ===========

                        See Notes to Financial Statements

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months Ended       For the Six Months Ended
                                         June 30,                        June 30,
                               ----------------------------    ----------------------------
                                   2003            2002            2003            2002
                               ------------    ------------    ------------    ------------
                                (unaudited)     (unaudited)     (unaudited)     (unaudited)
Sales revenues                 $     22,844    $     42,472    $     63,406    $    153,653

Cost of sales                        16,335          80,090          44,925         217,827
                               ------------    ------------    ------------    ------------

Gross profit (loss)                   6,509         (37,618)         18,481         (64,174)

General and administrative
  expenses                          528,803          86,309         776,340         423,625
Interest expense                      8,300              --          16,600              --
                               ------------    ------------    ------------    ------------
                                    537,103          86,309         792,940         423,625
                               ------------    ------------    ------------    ------------

Net loss                       $   (530,594)   $   (123,927)   $   (774,459)   $   (487,799)
                               ============    ============    ============    ============

Net (loss) per common
  share basic and diluted      $      (0.02)   $      (0.01)   $      (0.03)   $      (0.04)
                               ============    ============    ============    ============

Weighted average shares
  outstanding                    27,139,482      12,004,574      24,585,430      12,004,574
                               ============    ============    ============    ============

                       See Notes to Financial Statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                     2003          2002
                                                                  ----------    ----------
                                                                  (unaudited)   (unaudited)
Operating Activities
--------------------
   Net loss from continuing operations                            $ (774,459)   $ (487,799)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                          --        25,640
   Common stock issued for services                                  430,000            --
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                             --       (45,818)
   (Increase) decrease in inventory                                   38,043       188,178
   (Increase) decrease in other assets                                    --        53,739
   Increase (decrease) in accounts payable and accrued expenses       47,294         5,977
   Increase (decrease) in merchandise credits                             --        (2,806)
                                                                  ----------    ----------
   Net cash used by operating activities                            (259,122)     (262,889)

Investing Activities
--------------------
   Purchase of license agreement                                     (75,000)           --
   Disposal of fixed assets                                               --        44,809
                                                                  ----------    ----------
   Net cash used by investing activities                             (75,000)       44,809

Financing Activities
--------------------
   Issuance of capital stock                                         149,250            --
   Increase in note payable                                           36,978       190,000
   Shareholder loan payable                                          147,000            --
                                                                  ----------    ----------
   Net cash provided by financing activities                         333,228       190,000
                                                                  ----------    ----------

   Increase (decrease) in cash                                          (894)      (28,080)
   Cash at beginning of period                                           894        33,406
                                                                  ----------    ----------
   Cash at end of period                                          $       --    $    5,326
                                                                  ==========    ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $       --    $   21,196
                                                                  ==========    ==========
     Income taxes (benefits)                                      $       --    $       --
                                                                  ==========    ==========

                       See Notes to Financial Statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION
         ------------

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

         In April 1997 the Company acquired American Buyers Club International, Inc. ("ABC"). A company engaged in the sale of high end home theater equipment via mail order and over the internet. In April 1997 ABC formed Alpha Sound and Vision, INc. (Alpha") as a wholly owned subsidiary and retail division. In March of 2002 the Company determined that the operations of ABC and Alpha should be discontinued so that the direction of the Company could be changed to concentrate on the activities of its Marx Toys, Inc. subsidiary.

         Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx "). "Marx" is located in Sebring, Ohio and sells collectible action figures and play sets primarily through the Internet and via telemarketing.

         On July 16, 2001, the Company acquired all of the issued and outstanding shares of Toontz Toys Inc. ("Toontz"). Toontz is involved in the development of intellectual properties, which the Company intends to license to third parties for the manufacturer of various products and video presentations.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany balances are eliminated.

         The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of $774,459 at June 30, 2003 and a working capital deficiency of $1,526,191 at June 30, 2003 that raises substantial doubt about the Company's ability to continue as a going concern.

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 2003.

         USE OF ESTIMATES
         ----------------

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

         REVENUE RECOGNITION AND FINANCIAL STAEMENTS
         -------------------------------------------

         Net sales are recognized at the time merchandise is shipped to customers.

         The Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Rocognition in Financial Statements", which provides guidance related to revenue recognition. The Company has adopted SAB 101 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the company reporting a change in accounting principles from its application.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         ADVERTISING COSTS
         -----------------

         The Company expenses all advertising costs as incurred.

         INVENTORIES
         -----------

         Inventories are stated at the lower of cost or market as determined by the first-in, first-out method, and consist of collectable action figures held for distribution.

         EARNINGS PER COMMON SHARE
         -------------------------

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


Note 2-  NOTES AND LOANS PAYABLE

         In April 2001 the Company received cash, totaling $375,000, for which promissory notes, due in April 2002, were issued. The notes are non-interest bearing. In consideration of the loan the Company has granted the payees options to purchase 260,000 shares of their common stock at an exercise price of $.60 per share. The right to exercise the option terminated in April 2003. As of June 30, 2003, the notes have not been repaid and the lenders did not exercise their options to acquire the common stock.

         In January 2002 the Company borrowed $200,000 under a promissory note bearing 12% interest and maturing in January 2003. At June 30, 2003, unpaid accrued interest amounted to $36,000 and is included in accrued expenses.

         In June 2002 the Company entered into an operating agreement with Michael Marx, LLC to sell toys. In November 2002 the agreement was rescinded. In connection with the rescinded agreement, the Company owes the current LLC member $115,000 which becomes payable on May 15, 2003 with interest at 8%. At June 30, 2003 unpaid and accrued interest amounted to approximately $5,700 and is included in accrued expenses.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 3-  COMMITMENTS AND CONTINGENCIES

         LEASES
         ------

         A subsidiary leases a warehouse facility in Sebring, Ohio requiring minimum annual rent of approximately $42,000. The lease expires in April 2005.

         LITIGATION
         ----------

         In February 2002, the Company was named as a defendant in a complaint filed by American Plastic EquipmcoverAitsilost.asset complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc. including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquistion of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. At December 31, 2001 the company provided for the impairment of these assets. The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to re

         Three actions are pending against the Company in Florida State Court, in Miami-Dade County Florida. Jay Horowitz v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-05 611 CC27. This action asserts various causes of action, including money lent ($35,000) and breach of contract ($38,220) American Plastic Equipment, Inc. v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-04859 CC 05. This action asserts various causes of action, including breach of contract ($5,076), unjust enrichment ($5,076), conversion ($482), and breach of oral agreement ($798). Steven L. Horowitz v. Stereoscape.com, Inc., 00001-29822 CA 11. This action asserts a claim for moneys owed under a promissory note in the amount of $50,000. The defendants have answered these complaints, asserting various affirmative defenses. To date, no discovery has been taken in the cases and the defendants' liability is as yet not determinable

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 3-  COMMITMENTS AND CONTINGENCIES (continued)

         EMPLOYMENT AGREEMENT
         --------------------

         As part of the acquistion of Toontz Toys, Inc. the Company entered into an employment agreement. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, the individual shall receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues. As of June 30, 2003, amounts due under the employment agreement have not been paid, but have been accrued in the financial statements.


Note 4-  LICENSING AGREEMENT

         In April 2003 the Company entered into a 3 year licensing agreement to market certain toy related products. Minimum royalty payments to be paid over the term of the contract are as follows:

                         First Year            $     125,000
                         Second Year                 300,000
                         Third Year                1,000,000
                                               -------------
                                               $   1,425,000
                                               =============


Note 5-  SUBSEQUENT EVENTS

         On July 30. 2003 the Company agreed to acquire 100% of the outstanding stock of Aztor Corp. a privately held software development company. The cost of the acquistion will be determined after a review of Aztor's financial statements.

         During July and August 2003 the Company issued 6,930,000 common shares for services valued at approximately $1,000,000.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

         Quarter Ended June 30, 2003 compared to Quarter ended June 30, 2002
         -------------------------------------------------------------------

         Net sales for the quarter ended June 30, 2003 decreased 46.2% to $22,844 from $42,472 for the quarter ended June 30, 2002. The decrease was the result of reduction in consumer spending caused by outside economic factors, the effects of the downturn in the economy, and a restructuring of the product line.

         Gross profit for the quarter ended June 30, 2003 increased to $6,509 from a negative ($37,618) for the quarter ended June 30, 2003. As a percentage of net sales, gross profit increased to 28.4% in the second quarter of 2003 compared to a negative gross profit in the prior year's same period. The decrease in gross profit was in part the result of lower distribution costs and the higher selling prices for current products.

         Selling, general and administrative expenses for quarter ended June 30, 2003 increased 512% to $528,803 from $86,309 for the quarter ended June 30, 2002. The increase in selling, general and administrative expense was the result of increased consulting fees relating to the redirection of the organization.

         Net loss from operations for the quarter ended June 30, 2003 increased to ($530,594) compared to a net loss of ($123,927) for the quarter ended June 30, 2002. The increase in net loss was due mainly to the increased consulting fees described above.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

         Six months ended June 30, 2003 compared to six months ended June 30,
         2002
         --------------------------------------------------------------------

         Net sales for the six months ended June 30, 2003 decreased 58.7% to $63,406 from $153,653 for the six months ended June 30, 2002. The decrease was the result of reduction in consumer spending caused by outside economic factors, the effects of the downturn in the economy, and a restructuring of the product line.

         Gross profit for the six months ended June 30, 2003 increased to $18,481 from a negative ($64,174) for the six months ended June 30, 2003. As a percentage of net sales, gross profit increased to 29.1% in the six months of 2003 compared to a negative in the prior years same period. The increase in gross profit was in part the result of lower distribution costs and the higher selling prices of current products.

         Selling, general and administrative expenses for six months ended June 30, 2003 increased 83.3% to $776,340 from $423,625 for the six months ended June 30, 2002. The increase in selling, general and administrative expense was the result of increased consulting fees relating to the redirection of the organization.

         Net loss from continuing operations for the six months ended June 30, 2003 increased to $774,459 compared to a net loss of $487,799 for the six months ended June 30, 2002. The increase in net losses was due in part to the increased consulting fees described above.

         The Company expects to require additional capital and at the present time has no definitive plans but it is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person to raise such capital.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 2003 the Company had an equity deficiency of $1,451,191, which represents a decrease of $195,209 in the net equity of ($1,255,982) at December 31, 2002.

         The Company has historically financed its business through cash flow from operations the issuance of common stock for services and borrowings from executives and third parties, which may be utilized from time to time.

         Anticipated Future Growth
         -------------------------

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

         Forward Looking Statements
         --------------------------

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

Item 3   Controls And Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.



Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2002, the Company was named as a defendant in a complaint filed by American Plastic Equipment "American." The complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquisition of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. At December 31, 2001 the Company provided for the impairment of these assets. The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to recover its lost assets from the former owner of Marx through all legal means necessary.

Three actions are pending against the Company in Florida State Court, in Miami-Dade County Florida. Jay Horowitz v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-05 611 CC27. This action asserts various causes of action, including money lent ($35,000) and breach of contract ($38,220) American Plastic Equipment, Inc. v. Stereoscape. Com, Inc. and Marx Toys Inc., Case No.02-04859 CC 05. This action asserts various causes of action, including breach of contract ($5,076), unjust enrichment ($5,076), conversion ($482), and breach of oral agreement ($798). Steven L. Horowitz v. Stereoscape. Com, Inc.,00001-29822 CA 11. This action asserts a claim for moneys owed under a promissory note in the amount of $50,000. The defendants have answered these complaints, asserting various affirmative defenses. To date, no discovery has been taken in the cases and the defendants' liability is as yet not determinable.

The Company was served in an action titled, Michael Tempura v. Stereoscape.com, Inc., and Steven Wise, in the Supreme Court of the State of New York, County of New York, Index No.: 02-127801. The Company has filed an answer to the actions. The action seeks to recover for an investment into the company and seeks a total of $25,000.00. Discovery has begun with respect to the action, and a conference is schedule with the Court. The Company has made a settlement offer to the plaintiff and is awaiting a decision at this time. It is not anticipated that the action would have a material affect on the operations of the Company, assuming the Company is able to complete its financing plans.


Item 2   Changes in Securities

         None


Item 3   Defaults upon Senior Securities

         None


Item 4   Submission of Matters to a Vote of Security Holders

         None


Item 5   Other Information

         None


Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits:

(99.1) Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

On August 15, 2003, the Company filed an 8-K with respect to and event on August 8, 2003, that being the change of Independent Auditors, on Item 4.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marx Toys and Entertainment Corp.
(Formerly Stereoscape.com Inc.)

By: /s/ STEVE WISE                                            August 19, 2003
    --------------------------------------
    Steve Wise,
    Chief Executive Officer, Sole Officer and Director

CERTIFICATION PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steve Wise, certify that:
         1. I have reviewed this quarterly report on Form 10-QSB of Marx Toys and Entertainment Corp.:
         2. Based upon my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;
         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal control; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and 6. I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    August 19, 2003


/s/ STEVE WISE
--------------------------------
Steve Wise
Chief Executive Officer
Sole Officer and Director