Form 10QSB
period 2003-09-30
MARX TOYS & ENTERTAINMENT CORP
filed 2003-12-19
CIK 881590

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 50 First Avenue
                      Atlantic Highlands, New Jersey 07716
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 870-1424
                           ---------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 47,653,000 shares of common stock, $0.001 par value, as of November 28, 2003.

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

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                           CONSOLIDATED BALANCE SHEET

                                                                  September 30,  December 31,
                                                                     2003            2002
                                                                  -----------    -----------
                          ASSETS                                         (unaudited)
Current Assets
     Cash                                                         $    85,393    $       894
     Inventory                                                        276,194        330,393
                                                                  -----------    -----------
          Total Current Assets                                        361,587        331,287

     Security deposit                                                   8,778             --
                                                                  -----------    -----------
          Total Assets                                            $   370,365    $   331,287
                                                                  ===========    ===========

              LIABILITIES AND CAPITAL
Current Liabilities
     Accounts payable and accrued expenses                        $   737,502    $   632,416
     Liabilities of discontinued business segment                     183,914        183,914
     Merchandise credits                                               80,939         80,939
     Payable to officer                                                12,500             --
     Loans payable shareholder                                        147,000             --
     Notes and loans payable                                          726,978        690,000
                                                                  -----------    -----------
          Total Current Liabilities                                 1,888,833      1,587,269

Stockholders' Equity (Deficit)
  Common stock, 200,000,000 shares authorized at $.001
    par value; issued and outstanding 47,653,000 and 15,242,432
    at September 30, 2003 and December 31, 2002                        47,653         15,242
Additional paid-in capital                                          6,693,177      2,720,438
Common stock to be issued                                               3,000             --
Accumulated deficit                                                (8,262,298)    (3,991,662)
                                                                  -----------    -----------
          Stockholders' Equity (Deficit)                           (1,518,468)    (1,255,982)
                                                                  -----------    -----------
          Total Liabilities and Capital                           $   370,365    $   331,287
                                                                  ===========    ===========

                        See Notes to Financial Statements

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Three Months Ended       For the Nine Months Ended
                                          September 30,                   September 30,
                                  ----------------------------    ----------------------------
                                      2003            2002            2003            2002
                                  ------------    ------------    ------------    ------------
                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)
Sales revenues                    $     22,566    $     46,118    $     85,972    $    199,771

Cost of sales                           16,156         166,865          61,081         384,692
                                  ------------    ------------    ------------    ------------

Gross profit (loss)                      6,410        (120,747)         24,891        (184,921)

General and administrative
    expenses                           315,387         225,641         661,727         649,266
Common stock issued for
    services                         1,666,900              --       2,276,900              --
Stock options issued for
    services                           680,000              --       1,332,000              --
Impairment of long-lived assets             --         159,559              --         159,559
Interest expense                         8,300              --          24,900              --
                                  ------------    ------------    ------------    ------------
                                     2,670,587         385,200       4,295,527         808,825
                                  ------------    ------------    ------------    ------------

Net loss                          $ (2,664,177)   $   (505,947)   $ (4,270,636)   $   (993,746)
                                  ============    ============    ============    ============

Net (loss) per common
     share basic and diluted      $      (0.06)   $      (0.04)   $      (0.09)   $      (0.08)
                                  ============    ============    ============    ============

Weighted average shares
     outstanding                    47,653,000      12,569,791      47,653,000      12,195,050
                                  ============    ============    ============    ============

                       See Notes to Financial Statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                              2003           2002
                                                                           -----------    -----------
                                                                           (unaudited)    (unaudited)
Operating Activities
--------------------
   Net loss from continuing operations                                     $(4,270,636)   $  (993,746)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                                    --         16,247
   Common stock issued for services                                          2,276,900             --
   Stock option issued for services                                          1,332,000             --
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                       --        (48,680)
   (Increase) decrease in inventory                                             54,199        347,241
   (Increase) decrease in other current assets                                      --         70,288
   (Increase) decrease in impairment of long-lived assets                           --        175,000
   (Increase) decrease in other assets                                          (8,778)         5,947
   Increase (decrease) in accounts payable and accrued expenses                117,586         78,683
   Increase (decrease) in accrued expenses and other current liabilities            --         84,099
   Increase (decrease) in merchandise credits                                       --         (2,806)
   Increase (decrease) in notes and loans payable                                   --        190,000
                                                                           -----------    -----------
   Net cash used by operating activities                                      (498,729)       (77,727)

Investing Activities
--------------------
   Disposal of fixed assets                                                         --         44,809
                                                                           -----------    -----------
   Net cash used by investing activities                                            --         44,809

Financing Activities
--------------------
   Issuance of capital stock                                                   399,250             --
   Increase in note payable                                                     36,978             --
   Shareholder loan payable                                                    147,000             --
                                                                           -----------    -----------
   Net cash provided by financing activities                                   583,228             --
                                                                           -----------    -----------

   Increase (decrease) in cash                                                  84,499        (32,918)
   Cash at beginning of period                                                     894         33,406
                                                                           -----------    -----------
   Cash at end of period                                                   $    85,393    $       488
                                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                              $        --    $        --
                                                                           ===========    ===========
     Income taxes (benefits)                                               $        --    $        --
                                                                           ===========    ===========

                       See Notes to Financial Statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

         On July 16, 2001, the Company acquired all of the issued and outstanding shares of Toontz Toys Inc. ("Toontz"). Toontz is involved in the development of intellectual properties, which the Company intends to license to third parties for the manufacturer of various products and video presentations. The Company as part of a lawsuit negotiation (Note 4) may include returning the above shares as part of the settlement.

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

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of $4,270,636 for the nine months ended September 30, 2003 and a working capital deficiency of $1,527,246 at September 30, 2003 that raises substantial doubt about the Company's ability to continue as a going concern.

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to any deferred tax assets at September 30, 2003.

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

         REVENUE RECOGNITION AND FINANCIAL STATEMENTS
         --------------------------------------------

         Net sales are recognized at the time merchandise is shipped to customers.

         The Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition. The Company has adopted SAB 101 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the company reporting a change in accounting principles from its application.

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

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 2-  NOTES AND LOANS PAYABLE

         In April 2001 the Company received cash, totaling $375,000, for which promissory notes, due in April 2002, were issued. The notes are non-interest bearing. In consideration of the loan the Company has granted the payees options to purchase 260,000 shares of their common stock at an exercise price of $.60 per share. The right to exercise the option terminated in April 2003. As of September 30, 2003, the notes have not been repaid and the lenders did not exercise their options to acquire the common stock.

         In January 2002 the Company borrowed $200,000 under a promissory note bearing 12% interest and maturing in January 2003. At September 30, 2003, unpaid accrued interest amounted to $42,000 and is included in accrued expenses.

         In June 2002 the Company entered into an operating agreement with Michael Marx, LLC to sell toys. In November 2002 the agreement was rescinded. In connection with the rescinded agreement, the Company owes the current LLC member $115,000 which becomes payable on May 15, 2003 with interest at 8%. At September 30, 2003 unpaid and accrued interest amounted to approximately $8,000 and is included in accrued expenses.

         On May 8, 2003 the Company amended its agreement with Michael Marx LLC whereby (1) the November 2002 agreement is extended for 90 days; (2) all of the toy business for the Company will be conducted through Michael Marx LLC until May 15, 2008; and (3) Michael Marx LLC will be paid 10 % of the gross sales during the term of this agreement. Additionally, Michael Shalit received options to purchase 10,000,000 shares of the Company's common stock for $0.05 per share for consulting services.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 3-  COMMON STOCK

         During the quarter ended September 30, 2003 the Company received proceeds of $250,000 from the exercise of a stock option for 6,800,000 shares of $0.001 par value of common stock.

         During the quarter ended September 30, 2003 the Company issued 10,380,000 common shares for services valued at $1,666,900.

         On May 8, 2003 as part of an amended loan and management agreement, Michael Shalit was granted an option to purchase 10,000,000 shares of the Company's common stock for $0.05 per share with no expiration date, for consulting services. Additionally, in the event of any major dilution, the Company agreed to issue additional options to Mr. Shalit so that he would retain the same percentage ownership interest granted under the stock option provision. These options were valued at $652,000 using the Black-Scholes option pricing method and were charged to expense.

         On August 29, 2003 the Company granted an option to purchase 6,800,000 $0.001 par value common shares at $0.20 per share for services rendered valued at $612,000. Subsequently on September 18, 2003 the option was changed to a flat $250,000 to purchase the 6,800,000 common shares or approximately $0.04 per share which resulted in an additional expense for services of $68,000.

Note 4-  COMMITMENTS AND CONTINGENCIES

         LEASES
         ------

         A subsidiary leases a warehouse facility in Sebring, Ohio requiring minimum annual rent of approximately $42,000. The lease expires in April 2005.

         The Company entered into a 5 year lease agreement on October 1, 2003 for showroom space in New York requiring annual rent of approximately $30,000

         LIENS
         -----

         In April and November 2001 the Internal Revenue Service filed liens against the Company's property for unpaid payroll taxes of approximately $53,000. The Internal Revenue Service is currently requesting that the Company liquidate its inventory to pay those unpaid taxes.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 4-  COMMITMENTS AND CONTINGENCIES (continued)

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

         Three actions are pending against the Company in Florida State Court, in Miami-Dade County Florida. Jay Horowitz v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-05 611 CC27. This action asserts various causes of action, including money lent ($35,000) and breach of contract ($38,220) American Plastic Equipment, Inc. v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-04859 CC 05. This action asserts various causes of action, including breach of contract ($5,076), unjust enrichment ($5,076), conversion ($482), and breach of oral agreement ($798). Steven L. Horowitz v. Stereoscape.com, Inc., 00001-29822 CA 11. This action asserts a claim for moneys owed under a promissory note in the amount of $50,000. The defendants have answered these complaints, asserting various affirmative defenses. To date, no discovery has been taken in the cases and the defendants' liability is as yet not determinable. However, the Company is currently in negotiations to settle this lawsuit.

         The Company is currently in negotiations to settle a lawsuit regarding its default under an employment agreement. As part of the acquisition of Toontz Toys, Inc. the Company entered into an employment agreement. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, the individual shall receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues. As of September 30, 2003, amounts due under the employment agreement have not been paid, but have been accrued in the financial statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 5-  LICENSING AGREEMENT

         In April 2003 the Company entered into a three year licensing agreement to market certain toy related products. This agreement was terminated July 31, 2003 for non-performance by the Company resulting in a $75,000 charge to license fee expense. A new agreement replacing the April 2003 agreement became effective October 1, 2003 for a five year licensing agreement with an option for five additional years.

         Minimum royalty payments to be paid, to continue the agreement to the following year, over the term of the contract are as follows:

                         First Year               $        125,000
                         Second Year                       300,000
                         Third Year                      1,000,000
                         Fourth Year                     1,000,000
                         Fifth Year                      1,000,000
                                                  ----------------
                                                  $      3,425,000
                                                  ================

         Additionally, a total of $200,000 in non-refundable license fees is payable over the 150 day period from the date of the agreement plus a $200,000 advance royalty payment is due no later than April 1, 2004.

         The Company was notified by letter on December 8, 2003 that it is in default of the licensing agreement and that it intends to terminate the agreement on December 18, 2003.
         The Company is currently negotiating a delay in the termination of the agreement.

Note 6-  AZTOR AGREEMENT

         On July 30. 2003 the Company agreed to acquire 100% of the outstanding stock of Aztor Corp. a privately held software company.
         The agreement was not completed and the Company does not intend to complete the transaction.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)





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

         Quarter Ended September 30, 2003 compared to Quarter ended September
         --------------------------------------------------------------------
         30, 2002
         --------

         Net sales for the quarter ended September 30, 2003 decreased 51.1% to $22,566 from $46,118 for the quarter ended September 30, 2002. The decrease was the result of reduction in consumer spending caused by a restructuring of the product line.

         Gross profit for the quarter ended September 30, 2003 increased to $6,410 from a negative ($120,747) for the quarter ended September 30, 2002. As a percentage of net sales, gross profit increased to 28.4% in the second quarter of 2003 compared to a negative gross profit in the prior year's same period. The increase in gross profit was in part the result of lower distribution costs and the higher selling prices for current products.

         Selling, general and administrative expenses for quarter ended September 30, 2003 increased 1,080% to $2,262,287 from $225,641 for the quarter ended September 30, 2002. The increase in selling, general and administrative expense was the result of increased consulting fees.

         Net loss from operations for the quarter ended September 30, 2003 increased to $2,664,177 compared to a net loss of $505,947 for the quarter ended September 30, 2002. The increase in net loss was due mainly to the increased consulting fees described above.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)





Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

         Nine months ended September 30, 2003 compared to nine months ended
         ------------------------------------------------------------------
         September 30, 2002
         ------------------

         Net sales for the nine months ended September 30, 2003 decreased 57.0% to $85,972 from $199,771 for the nine months ended September 30, 2002. The decrease was the result of a restructuring of the product line.

         Gross profit for the nine months ended September 30, 2003 increased to $24,891 from a negative ($184,921) for the nine months ended September 30, 2002. As a percentage of net sales, gross profit increased to 29.0% in the nine months of 2003 compared to a negative in the prior years same period. The increase in gross profit was in part the result of lower distribution costs and the higher selling prices of current products.

         Selling, general and administrative expenses for the nine months ended September 30, 2003 increased to $4,270,627 from $649,266 for the nine months ended September 30, 2002. The increase in selling, general and administrative expense was the result of increased consulting fees.

         Net loss from continuing operations for the nine months ended September 30, 2003 increased to $4,270,636 compared to a net loss of $993,746 for the nine months ended September 30, 2002. The increase in net losses was due in part to the increased consulting fees described above.

         The Company expects to require additional capital and at the present time has no definitive plans but it is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person to raise such capital.

         Liquidity and Capital Resources
         -------------------------------

         At September 30, 2003 the Company had an equity deficiency of $1,518,468, which represents a decrease of $262,486 in the net equity of ($1,255,982) at December 31, 2002.

         The Company has historically financed its business through cash flow from operations the issuance of common stock for services and borrowings from executives and third parties, any of which may be utilized from time to time.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)





Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

         Anticipated Future Growth
         -------------------------

         Management believes that the future growth of the Company will be the result of restructuring of its core businesses. In this effort the Company intends to consider these efforts; (1) expand the toy sales to major national and regional retailers, (2) pursue promotional deals for the sale of vintage Marx products on a large scale, (3) expand the toy line to include products licensed and sold under the Marx name.

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


Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures
         ------------------------------------------------

         The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         Changes in internal controls
         ----------------------------

         Therewere no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)





PART II  OTHER INFORMATION

Item 1.  Legal proceedings

         In February 2002, the Company was named as a defendant in a complaint filed by American Plastic Equipmrecovereitsalost ass complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc. including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquisition of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. At December 31, 2001 the Company provided for the impairment of these assets. The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to recover its lost assets from the former owner of Marx through all legal means necessary.

         Three actions are pending against the Company in Florida State Court, in Miami-Dade County Florida. Jay Horowitz v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-05 611 CC27. This action asserts various causes of action, including money lent ($35,000) and breach of contract ($38,220) American Plastic Equipment, Inc. v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-04859 CC 05. This action asserts various causes of action, including breach of contract ($5,076), unjust enrichment ($5,076), conversion ($482), and breach of oral agreement ($798). Steven L. Horowitz v. Stereoscape.com, Inc., 00001-29822 CA 11. This action asserts a claim for moneys owed under a promissory note in the amount of $50,000. The defendants have answered these complaints, asserting various affirmative defenses. To date, no discovery has been taken in the cases and the defendants' liability is as yet not determinable. However, the Company is currently in negotiations to settle this lawsuit.

         The Company is currently in negotiations to settle a lawsuit regarding its default under an employment agreement. As part of the acquisition of Toontz Toys, Inc. the Company entered into an employment agreement. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, the individual shall receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues. As of September 30, 2003, amounts due under the employment agreement have not been paid, but have been accrued in the financial statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)





Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended September 30, 2003 the Company received proceeds of $250,000 from the exercise of a stock option for 6,800,000 shares of $0.001 par value of common stock.

         During the quarter ended September 30, 2003 the Company issued 10,380,000 common shares for services valued at $1,666,900.

         On May 8, 2003 as part of an amended loan and management agreement, Michael Shalit was granted an option to purchase 10,000,000 shares of the Company's common stock for $0.05 per share with no expiration date, for consulting services. Additionally, in the event of any major dilution, the Company agreed to issue additional options to Mr. Shalit so that he would retain the same percentage ownership interest granted under the stock option provision. These options were valued at $652,000 using the Black-Scholes option pricing method and were charged to expense.

         On August 29, 2003 the Company granted an option to purchase 6,800,000 $0.001 par value common shares at $0.20 per share for services rendered valued at $612,000. Subsequently on September 18, 2003 the option was changed to a flat $250,000 to purchase the 6,800,000 common shares or approximately $0.04 per share which resulted in an additional expense for services of $68,000.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         The Company entered into an employment agreement on December 1, 2002 with Robert LoMonaco. The agreement provides for payment in common, restricted stock if the Company was unable to meet its payment obligations. As a result, the Company owes Robert LoMonaco 3 million shares of stock for the months of December 2002 through March 2003
         On September 11, 2003 Robert LoMonaco became CEO and Board member upon resignation of Steven Wise

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         10.1     Agreement with United Internet Technologies.
         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)

         (b) Reports on Form 8-K.

         Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2003.

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
(Formerly stereoscape.com inc.)



Date: December 19, 2003               /s/ ROBERT LOMONACO
                                      ------------------------------
                                      Robert LoMonaco
                                      Chief Executive Officer