Form 10KSB
period 2003-12-31
MARX TOYS & ENTERTAINMENT CORP
filed 2004-05-20
CIK 881590

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-25037

                        MARX TOYS AND ENTERTAINMENT CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                    06-1469654
------------------------------              ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization

101 South 15th Street, Sebring, Ohio        44672
(Address of Principal executive offices)    (Zip Code)

Issuer's telephone number: (330) 938-1749

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001
------------------------------
  (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $94,890

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2004 was approximately $160,000

The number of shares of Common Stock outstanding, as of March 31, 2004 was:
72,053,000

Transitional Small Business Disclosure Format (check one): Yes [_]; No [X]

                        MARX TOYS AND ENTERTAINMENT CORP.
                          ANNUAL REPORT ON FORM 10-KSB

                   FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                                      INDEX
                                                                        PAGE NO:

PART I......................................................................  3

ITEM 1.     DESCRIPTION OF BUSINESS.........................................  3
ITEM 2.     DESCRIPTION OF PROPERTY.........................................  6
ITEM 3.     LEGAL PROCEEDINGS...............................................  6
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDEDRS............  8


PART II.....................................................................  8

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................  8
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION....................................................... 10
ITEM 7.     FINANCIAL STATEMENTS............................................ 16
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL
            DISCLOSURE...................................................... 18
ITEM 8a.    CONTROLS AND PROCEDURES......................................... 18



PART III.................................................................... 18

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
            THE EXCHANGE ACT................................................ 18
ITEM 10     EXECUTIVE COMPENSATION.......................................... 19
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERNS
            AND MANGAEMENT.................................................. 20
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 21
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................ 23
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.......................... 23

                       MARX TOYS AND ENTERTAINMENT CORP.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      Marx Toys and Entertainment Corp. (formerly stereoscape.com, inc.) ("Marx" or the Company") was incorporated on June 8, 1988 as a corporate shell developed to generate capital resources which were to be used to acquire or participate in a business or business entity. The Company began as a Development Stage Company, and on April 17, 1997 acquired 100% of the outstanding shares of American Buyers Club International, Inc., ("ABC") in a business combination accounted for as a purchase. ABC became a wholly owned subsidiary of the Company through the exchange of 10,980,000 shares of the Company's common stock for all of the outstanding shares of ABC.

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

      The Company was named as a defendant in an action titled, Michael Tempura
v. Stereoscape.com, Inc., and Steven Wise, in the Supreme Court of the State of New York, County of New York, Index No.: 02-127801. The Company has filed an answer to the actions. The action seeks to recover for an investment into the company and seeks a total of $25,000.00. The parties reached a resolution of the action, calling for the payment of five payments of $5,000 per payment commencing April 13, 2004 and ending on August 20, 2004. Upon failure to pay, the Defendants consented to a Judgment in the amount of $30,000, without pre-judgment interest. The Defendants failed to make a payment, as called for in the Stipulation of Settlement. Therefore the Plaintiff filed a Judgment for the entire amount, plus costs for a total of $30,495.00. If the Judgment is not paid, the Plaintiff may seek to enforce his rights as a Judgment Creditor and cause material harm to the Registrant.

The Securities and Exchange Commission on September 5, 2003 instituted public administrative and cease-and-desist proceedings, pursuant to Section 8A of the Securities Act of 1933 ("Securities Act") and Sections 15(b) and 21C of the Securities Exchange Act of 1934 ("Exchange Act"), Steven Wise. He was also arrested pursuant to e a complaint in United States District Court for the Southern District of New York. He was the Chief Executive Officer and sole director of the Company. It is alleged in the Administrative proceeding and the criminal case that Wise and Larry Vindman have engaged in fraudulent and manipulative practices to inflate artificially the demand for, and the share price of, MRXT common stock. It is alleged that Wise and Vindman also engaged in other conduct to manipulate the demand for, and share price of, MRXT common stock, including paying undisclosed kickbacks to registered representatives of at least one other registered broker-dealer as compensation for those registered representatives selling shares of MRXT common stock to their retail customers. MRXT filed, on August 29, 2003, a Form S-8, registering 8,000,000 shares of common stock issuable under its 1998 Incentive and Non-qualified Stock Option Plan.

Subsequent to this event he resigned as an officer and director of the Company.

      On February 11, 2004, the Company received a letter from the Securities and Exchange Commission (the "Commission") with respect to its Form 10-KSB for December 31, 2002, Form 10-QSB for June 30, 2003 and Form 10-QSB for September 30, 2003. The Commission set forth seventeen comments with respect to items contained in the aforementioned Forms of the Company. The comments dealt mostly with specific inquiries regarding accounting issues. The Company intends to address these issues with the Commission and file amended Forms as soon as practicable.


Indemnification of Officers and Directors

      At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our director and officer against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our director and officer and our stockholders for monetary damages will be limited.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None





                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General:

      We are authorized to issue 200,000,000 shares of Common Stock, at a par value $.0001 per share. As of March 31, 2004, the latest practicable date, there were approximately 72,053,000 shares of common stock outstanding. The number of record holders of Common Stock as of March 31, 2004 is approximately 100.

COMMON STOCK:

      The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

Price Ranges of  MARX TOYS AND ENTERTAINMENT CORP. Common Stock:

Market Information

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

      The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions. There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for shares of the Company's Common Stock for each quarter within the last fiscal year. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

QUARTER OF FISCAL YEAR 2003:        HIGH BID    LOW BID     HIGH ASK    LOW ASK
------------------------------      -------------------------------------------

First Quarter                         0.15        0.04        0.15        0.04
Second Quarter                        0.13        0.045       0.15        0.055
Third Quarter                         0.32        0.055        .039       0
Fourth Quarter                        0.0925      0.03        0.095       0.035


LIQUIDATION:

      In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.


DIVIDEND POLICY:

      The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.


STOCK TRANSFER AGENT:

      Our transfer agent and registrar of the Common Stock is Florida Atlantic Stock Transfer, Tamarac, Florida, 33313, (954) 726-4954.


RECENT SALES OF UNREGISTERED SECURITIES

      The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in
Item 12 "Certain Relationships and Related Transactions" set forth hereafter


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      This Annual Report on form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors contained elsewhere herein. This commentary should read in conjunction with our financial statements that appear in this report.


Results of Operations:

For the Year Ending December 31, 2003 vs. December 31, 2002 Net sales for the year ended December 31, 2003 decreased 42.9% to $94,890 from $220,970 for December 31, 2002. The decrease was the result of reduction in consumer spending caused by outside economic factors, the effects of the downturn in the economy, and a restructuring of the product line.

Gross profit (loss) for the year ended December 31, 2003 increased to $13,809 from ($145,943) for the year ended December 31, 2002. They had a negative gross profit in 2002 which resulted from a reserve for obsolete inventory of $160,000.

Selling, general and administrative expenses for year ended December 31, 2003 increased 0.9% to $827,289 from $736,830 for the year ended December 31, 2002. The increase in selling, general and administrative expense was the result of the Company's restructuring and downsizing to concentrate on the sale of Marx Toys collectables.

Net loss from continuing operations for the year ended December 31, 2003 increased to ($2,473,420) compared to a net loss of ($1,630,172) for the year ended December 31, 2002. The increase in net losses is due to in part to stock compensation for services of $1,634,500, and Selling, general and administrative expenses of $827,820

The Company expects to require additional capital and at the present time has no definitive plans but it is exploring various opportunities. There can be no assurance of the ability of the Company to raise such capital. The Company has no agreements or commitments with any person to raise such capital.

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

      Our auditors have included an explanatory paragraph in their report for the year ended March 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.


RISK FACTORS

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

      We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.


"PennyStock" Rules May Restrict the Market for the Company's Shares

      Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.


Possible Volatility of Share Prices

      Our common shares are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

      In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.


Indemnification of Directors, Officers and Others

      Our By-Laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Delaware law.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Delaware law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Anti-Takeover Provisions

      We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-Laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.


We Do Not Expect to Pay Cash Dividends

      We do not expect to pay dividends and we have no cash reserves. The payment of dividends after consummating a merger will be contingent upon the incoming management's views and our revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of the merger. We presently intend to retain all earnings, if any, for use in business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. It is probable that any post-merger arrangement will have a similar philosophy.

ITEM 7.  FINANCIAL STATEMENTS

                       MARX TOYS AND ENTERTAINMENT CORP.
                         INDEX TO FINANCIAL STATEMENTS
                                    CONTENTS

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2003

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                                     INDEX



                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F2

CONSOLIDATED BALANCE SHEET                                                   F3

CONSOLIDATED STATEMENTS OF OPERATIONS                                        F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   F5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F6-F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F8-F20



                                       F1

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Marx Toys and Entertainment Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Marx Toys and Entertainment Corp. and Subsidiaries as of December 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marx Toys and Entertainment Corp. and Subsidiaries at December 31, 2003 and the results of its' operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.




The accompanying financial statements have been prepared assuming that Marx Toys and Entertainment Corp. and Subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kempisty & Company
Certified Public Accountants PC
New York, New York
May 13, 2004

                                       F2

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2003



            ASSETS

Current Assets
     Cash                                                           $       335
     Inventory                                                           96,194
                                                                    -----------
          Total Current Assets                                           96,529

                                                                    -----------
          Total Assets                                              $    96,529
                                                                    ===========

          LIABILITIES AND CAPITAL

Current Liabilities
     Accounts payable and accrued expenses                          $   827,988
     Liabilities of discontinued business segment                       183,914
     Merchandise credits                                                 80,939
     Notes and loans payable                                            690,000
                                                                    -----------
          Total Current Liabilities                                   1,782,841

Stockholders' (Deficit)
  Common stock, 200,000,000 shares authorized at $.001
    par value; issued and outstanding 47,653,000 and 15,073,000
    at December 31 30, 2003 and 2002                                     47,653
Additional paid-in capital                                            5,846,901
Accumulated deficit                                                  (7,580,866)
                                                                    -----------
          Stockholders' (Deficit)                                    (1,686,312)
                                                                    -----------
          Total Liabilities and Capital                             $    96,529
                                                                    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                       F3

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Years ended
                                                           December 31,
                                                       2003            2002
                                                   ------------    ------------


Sales revenues                                     $     94,890    $    220,970

Cost of sales                                            81,081         366,913
                                                   ------------    ------------

Gross profit (loss)                                      13,809        (145,943)

Stock compensation                                    1,634,500         100,740
Selling, general and administrative expenses            827,829         736,830
Loss on abandonment of assets                                --          59,323
Impairment of long-lived assets                              --         224,720
                                                   ------------    ------------

Loss from operations                                 (2,448,520)     (1,267,556)

Other expenses:
     Interest expense                                    24,900          55,140
                                                   ------------    ------------

Loss from continuing operations                      (2,473,420)     (1,322,696)

Loss from discontinued operations                            --        (307,476)
                                                   ------------    ------------

Net loss                                           $ (2,473,420)   $ (1,630,172)
                                                   ============    ============

Loss per share, basic and diluted

Loss from continuing operations                    $      (0.05)   $      (0.09)

Loss from discontinued operations                            --           (0.02)
                                                   ------------    ------------

Net (loss) per common
     share basic and diluted                       $      (0.05)   $      (0.11)
                                                   ============    ============

Weighted average shares
     outstanding                                     47,653,000      15,073,000
                                                   ============    ============


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F4

           MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                     Common Stock                            Additional
                                                                               Paid-in
                                Shares          Amount          Capital        Deficit         Totals
                             ------------    ------------    ------------   ------------    ------------
Balances at
  January 1, 2002              12,004,575    $     12,004    $  3,480,275   $ (3,479,168)   $     13,111

Adjustment of shares due
  to reverse stock split         (168,908)           (169)            169             --              --

Sale of shares                  1,333,333           1,334          97,101             --          98,435

Shares issued for services      1,904,000           1,904          98,836             --         100,740

Net loss                               --              --              --     (1,628,268)     (1,628,268)
                             ------------    ------------    ------------   ------------    ------------

Balances at
  December 31, 2002            15,073,000          15,073       3,676,381     (5,107,436)     (1,415,982)

Shares issued to officer
  for compensation              4,000,000           4,000         156,000             --         160,000

Stock options issued for
  consulting services                  --              --         720,000             --         720,000

Conversion of convertible
  notes                        15,930,000          15,930         302,670             --         318,600

Shares issued for services      4,850,000           5,850         748,650             --         754,500

Exercise of stock option        6,800,000           6,800         243,200             --         250,000

Net loss                               --              --              --     (2,473,430)   (2,473,430.00)
                             ------------    ------------    ------------   ------------    ------------

Balances at
  December 31, 2003            46,653,000    $     47,653    $  5,846,901   $ (7,580,866)   $ (1,686,312)
                             ============    ============    ============   ============    ============


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F5

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years ended
                                                                     December 31,
                                                                  2003          2002
                                                              -----------    -----------
Operating Activities
   Net loss from continuing operations                        $(2,473,430)   $(1,628,268)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Stock and option compensation                                1,634,500        100,740
   Inventory reserve                                                   --        160,000
   Impairment of long-lived assets-continuing operations               --        224,720
   Abandonment of assets                                               --         59,323
   Changes in operating assets and liabilities:
   Decrease in accounts and notes receivable                           --         18,506
   Decrease in inventory                                           74,199        372,477
   Decrease in other current assets                                    --         87,087
   Decrease in other assets                                            --         11,032
   Increase in accounts payable and accrued expenses              195,572         56,190
   Increase in liabilities of discontinued business segment            --        183,914
   (Decrease) in merchandise credits                                   --         (2,806)
                                                              -----------    -----------
   Net cash used by operating activities                         (569,159)      (357,085)

Financing Activities
   Issuance of convertible notes                                  318,600             --
   Issuance of capital stock                                      250,000         98,435
   Notes and loans payable                                             --        226,138
                                                              -----------    -----------
   Net cash provided by financing activities                      568,600        324,573
                                                              -----------    -----------

   Increase (decrease) in cash                                       (559)       (32,512)
   Cash at beginning of period                                        894         33,406
                                                              -----------    -----------
   Cash at end of period                                      $       335    $       894
                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                 $        --    $        --
                                                              ===========    ===========
     Income taxes                                             $        --    $        --
                                                              ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F6

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                                                             For the Year Ended
                                                                December 31,
                                                             2003         2002
                                                             ----         ----

Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities:

Common stock issued for services                            $754,500    $100,740

Stock options issued for consulting services                 652,000          --

Stock options issued for investment banking services         680,000          --

Common stock issued to the CEO as an inducement to
   stay with the Company                                     160,000          --

Common stock issued due to conversion of
   convertible notes                                         238,600          --


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F7

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 1-    ORGANIZATION AND OPERATIONS

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


            In January 2003, the Company merged with Cartoonz Corporation ("Cartoonz") after which the Company was the surviving corporation. Cartoonz's assets and liabilities were cash and convertible notes issued under the reliance on Rule 504 of Regulation D of the Securities Act.

            In April 1997 the Company acquired American Buyers Club International, Inc. ("ABC"). In April 1997 ABC formed Alpha Sound and Vision, Inc. ("Alpha") as a wholly owned subsidiary. In March of 2002 the Company determined that the operations of ABC and Alpha should be discontinued so that the direction of the Company could be changed to concentrate on the activities of its Marx Toys, Inc. subsidiary.


            Effective October 1, 2000 the Company acquired Marx Toys, Inc. ("Marx"). Marx is located in Sebring, Ohio and sells collectible action figures and play sets primarily through the Internet and via telemarketing.


            On July 16, 2001, the Company acquired all of the issued and outstanding shares of Toontz Toys Inc. ("Toontz") Toontz is involved in the development of intellectual properties, which the Company intends to license to third parties for the manufacturer of various products and video presentations.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            FINANCIAL STATEMENT PRESENTATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany transactions have been eliminated.

                                       F8

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Which provides guidance related to revenue recognition. The Company has adopted SAB 101 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the Company reporting a change in accounting principles from its application.

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

                                       F9

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The Company in estimating fair value disclosures for financial instruments used the following methods and assumptions:

            Cash, trade accounts receivable and other receivables reported in the consolidated balance sheet approximate fair value.

            RECENT ACCOUNTING PRONOUNCEMENTS

            In May 2003, the Financial Accounting Standards Board (FASB) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of FAS No. 150, to have a material effect on our financial statements.


            In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities entered into after June 30, 2003. We do not expect the adoption of FAS No. 149 to have a material effect on our financial statements.

            In January 2003, the FASB issued FASB Interpretation No. 46 (FIN
            46), Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Equity is required and is effective for all variable interest entities with which we become involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial statements.

                                       F10

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            RECENT ACCOUNTING PRONOUNCEMENTS (continued)

            In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

            In November 2002, the FASB issued FAS Interpretation No. 45 (FIN
            45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on our financial statements.


            In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no impact on our financial statements.


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

                                       F11

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            CONCENTRATION OF CREDIT RISK

            The Company maintains its cash with various financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 3-     GOING CONCERN

            The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of $(2,473,430) and ($1,628,268) and a working capital deficiency of approximately $(1,686,312) and ($1,415,982) at December 31, 2003 and
            2002 respectively, which raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise additional capital through short term and long term borrowings, a private placement or a public offering. The Company believes that upon obtaining proceeds from additional financing the substantial doubt about the Company's ability to continue as a going concern will be eliminated.

NOTE 4-     INVENTORIES

            Inventories consist of the following at
            December 31:                                 2003            2002
                                                         ----            ----

            Finished goods                            $ 256,194       $ 330,393
            Less reserve for inventory obsolescence    (160,000)       (160,000)
                                                      ---------       ---------
                                                      $  96,194       $ 170,393
                                                      =========       =========

NOTE 5-     NOTES AND LOANS PAYABLE


            In April 2001 the Company received cash, totaling $375,000, for which promissory notes, due in April 2002, were issued. The notes are non-interest bearing. In consideration of the loan the Company has granted the payees options to purchase 260,000 shares of their common stock at an exercise price of $.60 per share. The right to exercise the option terminated in April 2003. As of December 31, 2003, the notes have not been repaid and the lenders did not exercise their options to acquire the common stock. See subsequent event Note 10.

            In January 2002 the Company borrowed $200,000 under a promissory note bearing 12% interest and maturing in January 2003. At December 31, 2003, unpaid accrued interest amounted to $48,000 and is included in accrued expenses.

                                       F12

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 5-     NOTES AND LOANS PAYABLE (CONTINUED0

            In June 2002 the Company entered into an operating agreement with Michael Marx, LLC to sell toys. In November 2002 the agreement was rescinded. In connection with the rescinded agreement, the Company owes the current LLC member $115,000 which becomes payable on May 15, 2003 with interest at 8%. At December 31, 2003 unpaid and accrued interest amounted to approximately $13,800 and is included in accrued expenses.


            On May 8, 2003 the Company amended its agreement with Michael Marx LLC whereby (1) the November 2002 agreement is extended for 90 days;
            (2) all of the toy business for the Company will be conducted through Michael Marx LLC until May 15, 2008; and (3) Michael Marx LLC will be paid 10% of the gross sales during the term of this agreement. Additionally, Michael Shalit received options to purchase 10,000,000 shares of the Company's common stock for $0.05 per share for consulting services.


            The Company, through Cartoonz, (which merged into the Company in January 2003) issued $318,600 of convertible notes upon reliance on Rule 504 of Regulation D of the Securities Act. These notes were converted into 15,930,000 shares of Company common stock at a conversion price of $0.02 per share.

NOTE 6-     COMMITMENTS AND CONTINGENCIES

            LEASES

            The Company and a subsidiary lease warehouse facilities in Sebring, Ohio requiring minimum annual rent of approximately $78,576. The lease expires April 2006, and requires the Company to pay various operating expenditures of the facilities and contain provisions for rent escalations. Rent expense totaled $58,429 and $75,450 for 2003 and 2002, respectively.

            Future minimum commitments under operating lease arrangements are due as follows:

                Years ending December 31,
                -------------------------
                         2004                                      $     78,576

                         2005                                            78,576

                         2006                                            26,175
                                                                   ------------
                                                                   $    183,327
                                                                   ============

                                      F13

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 6-     COMMITMENTS AND CONTINGENCIES (CONTINUED)

            The Company entered into a 5 year lease agreement on October 1, 2003 for showroom space in New York requiring annual rent of approximately $30,000. As of December 31, 2003, this lease is in default and the landlord has evicted the Company.


            Additionally, the Company rented office space in New Jersey on a month to month basis for part of the year.

            LIENS

            In April and November 2001 the Internal Revenue Service filed liens against the Company's property for unpaid payroll taxes of approximately $53,000. The Internal Revenue Service is currently requesting that the Company liquidate its inventory to pay those unpaid taxes.

            LITIGATION


            The Company was named as a defendant in an action titled, mMichael Tempura v. Stereoscape.com, Inc., and Steven Wise, in the Supreme Court of the State of New York, County of New York, Index No.:
            02-127801. The Company has filed an answer to the actions. The action seeks to recover for an investment into the company and seeks a total of $25,000,000. The parties reached a resolution of the action, calling for the payment of five payments of $5,000 per payment commencing April 13, 2004 and ending on August 20, 2004. Upon failure to pay, the Defendants consented to a Judgement in the amount of $30,000, without pre-judgment interest. The Defendants failed to make a payment, as called for in the Stipulation of Settlement. Therefore the Plaintiff filed a Judgment for the entire amount, plus costs for a total of $30,495. If the Judgment is not paid, the Plaintiff may seek to enforce his rights as a Judgment Creditor and cause material harm to the Registrant.


            In February 2002, the Company was named as a defendant in a complaint filed by American Plastic Equipment "American". The complaint alleged that substantially all of the assets acquired in the acquisition of Marx Toys, Inc. were encumbered as collateral for an obligation due to American owed by the former owner of Marx Toys, Inc. In the complaint, American asserted that they had filed a security interest against certain assets of Marx Toys, Inc. including plastic toy molds and non-toy molds stored in two facilities in Mahoning County, Ohio. The security interest is in the sum of $675,000 and was recorded prior to the Company's acquistion of Marx Toys. The Complaint was pending in the Mahoning County Court of Common Pleas. A magistrate and Judge ruled against the Company and the assets were seized. In December 2001 the company provided for the impairment of these assets. The Company plans to seek recovery of these assets through a settlement, and the Company intends to seek to recover its lost assets from the former owner of Marx through all legal means necessary.

                                       F14

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 6-     COMMITMENTS AND CONTINGENCIES (CONTINUED)


            Three actions are pending against the Company in Florida State Court, in Miami-Dade County Florida. Jay Horowitz v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-05 611 CC27. This action asserts various causes of action, including money lent ($35,000) and breach of contract ($38,220) American Plastic Equipment, Inc. v. Stereoscape.com, Inc. and Marx Toys, Inc., Case No. 02-04859 CC 05. This action asserts various causes of action, including breach of contract ($5,076), unjust enrichment ($5,076), conversion ($482), and breach of oral agreement ($798). Steven L. Horowitz v. Stereoscape.com, Inc., 00001-29822 CA 11. This action asserts a claim for moneys owed under a promissory note in the amount of $50,000. The defendants have answered these complaints, asserting various affirmative defenses. To date, no discovery has been taken in the cases and the defendants' liability is as yet not determinable. However, the Company is currently in negotiations to settle these lawsuits.


            The Company is currently in negotiations to settle a lawsuit regarding its default under an employment agreement. As part of the acquisition of Toontz Toys, Inc. ("Toontz") the Company entered into an employment agreement. The agreement, which is for a period of three years, commencing June 1, 2001, includes a base salary of $100,000 per annum. In addition, the individual shall receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz achieves $5,000,000 in gross revenues. As of December 31, 2003, amounts due under the employment agreement have not been paid, but have been accrued in the financial statements.

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

            Minimum royalty payments to be paid over the term of the contract are as follows:

                            First Year    $    125,000
                            Second Year        300,000
                            Third Year       1,000,000
                            Fourth Year      1,000,000
                            Fifth Year       1,000,000
                                          ------------
                                          $  3,425,000
                                          ============

                                      F15

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 6-     COMMITMENTS AND CONTINGENCIES (CONTINUED)


            Additionally, a total of $200,000 in non-refundable license fees is payable over the 150 day period from the date of the agreement plus a $200,000 advance royalty payment is due no later than April 1, 2004.

            The Company was notified by letter on December 8, 2003 that it was in default of the licensing agreement and the agreement was terminated on Deecember 18, 2003.

            AZTOR AGREEMENT

            On July 30. 2003 the Company agreed to acquire 100% of the outstanding stock of Aztor Corp. a privately held software company. The agreement was not completed and the Company does not intend to complete the transaction.

            EMPLOYMENT AGREEMENT

            As part of the acquisition of Toontz Toyz, Inc. the Company entered into an employment agreement with Steven Campanella dated June 1, 2001. The agreement, which is for a period of three years, commencing June 1,2001, includes a base salary of $100,000 per annum. In addition, he shall receive a one time incentive bonus, during the term of the agreement, in the amount of $125,000, if and when Toontz Toyz, Inc. achieves $5,000,000 in gross revenues. See subsequent event footnote 10.

NOTE 7-     IMPAIRMENT WRITE-DOWN

            During the year ended December 31, 2002, the Company's analysis of its long-lived assets indicated there was an impairment relating to the intellectual properties carried on the books of its Toontz subsidiary. Accordingly, the Company impaired this asset by writing the carrying value of the intellectual properties to $-0- and took a charge to 2002 operations of $71,250.

            During the year ended December 31, 2002, the Company's analysis of its long-lived assets indicated there was an impairment relating to the intellectual properties carried on the books of its Marx Toys, Inc. subsidiary. Accordingly, the Company impaired this asset by writing the carrying value of the intellectual properties to $-0-and taking a charge to 2002 operations of $3,445. In addition, the analysis indicated an impairment relating to the property and equipment carried on the books of its Marx Toys, Inc. subsidiary. Accordingly, the Company impaired these assets by writing the carrying value of property and equipment to $-0- and taking a charge to 2002 operations of $59,324.

                                      F16

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 8-     COMMON STOCK

            During the quarter ended September 30, 2003 the Company received proceeds of $250,000 from the exercise of a stock option for 6,800,000 shares of $0.001 par value of common stock.

            During the quarter ended September 30, 2003 the Company issued 3,450,000 common shares for legal and consulting services valued at $611,000.


            On August 29, 2003 the Company granted an option to purchase 6,800,000 $0.001 par value common shares at $0.20 per share for investment banking services rendered valued at $612,000. Subsequently on September 18, 2003 the option was changed to a flat $250,000 to purchase the 6,800,000 common shares or approximately $0.04 per share which resulted in an additional expense for services of $68,000.


            On May 8, 2003 as part of an amended loan and management agreement, Michael Shalit was granted an option to purchase 10,000,000 shares of the Company's common stock for $0.05 per share with no expiration date, for consulting services. Additionally, in the event of any major dilution, the Company agreed to issue additional options to Mr. Shalit so that he would retain the same percentage ownership interest granted under the stock option provision. These options were valued at $652,000 using the Black-Scholes option pricing method and were charged to expense. See subsequent event Note 10.

            In June of 2003 the Company issued 300,000 shares of common stock valued at $36,500 to individuals for consulting services.

            In January 2003 the Company issued 4,000,000 shares of common stock valued at $160,000 to its Chairman and CEO as an inducement to stay with the Company.

            In the first quarter of 2003 the Company issued 2,100,000 shares of common stock valued at $107,000 to various individuals for consulting work to be completed in 2003.

            During 2003, the Company issued 15,930,000 common shares as a result of the conversion of $318,600 of outstanding convertible notes into common stock. These convertible notes were previously issued under rule 504 of Regulation D of the Securities Act.

            During 2002, the Company issued 1,904,000 shares of common stock for consulting services valued at $100,740. Additionally, the Company sold 1,333,333 shares of common stock for $98,435.

                                      F17

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003



NOTE 9-     INCOME TAXES

            The income tax provision is comprised of the following for the years ended:

                                      December 31, 2003

                                        Current         Deferred        Total
                                        -------         --------        -----

            Federal                   $        --    $  (740,000)   $  (740,000)
            State and local                    --       (220,000)      (220,000)
                                      -----------    -----------    -----------
                                      $        --    $  (960,000)      (960,000)
                                      ===========    ===========    ===========

                                      December 31, 2002

                                        Current         Deferred        Total
                                        -------         --------        -----

            Federal                   $        --    $  (394,532)   $  (394,532)
            State and local                    --       (104,435)      (104,435)
                                      -----------    -----------    -----------
                                      $        --    $  (498,967)      (498,967)
                                      ===========    ===========    ===========

                                       F18

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 9-     INCOME TAXES (CONTINUED)

            The difference between the U.S. federal statutory rate and the Company's effective tax rate are as follows:

                                                     Year ended December 31,
                                                     2003              2002
                                                     ----              ----

            Federal statutory rate                       34.0%             34.0%
            Valuation allowance                         -34.0%            -34.0%
                                               ---------------  ---------------
            Effective tax rate                            0.0%              0.0%
                                               ===============  ===============

Deferred tax assets (liabilities) are comprised of the following:


                                                          December 31,
                                                     2003              2002
                                                     ----              ----

            Net operating loss carryforwards   $    2,246,084   $     1,286,084
            Less:Valuation allowance               (2,246,084)       (1,286,084)
                                               ---------------  ---------------
                                               $           --   $            --
                                               ===============  ===============

            The company has available net operating loss carry forwards of approximately $7,500,000 for federal and state income taxes expiring between 2004 and 2023 to offset future taxable income.

            A deferred tax asset results from the benefit of utilizing net operating loss carry forwards in future years. A valuation allowance has been provided for the entire benefit.

            The Company will continue to assess the recoverability of its deferred income tax assets and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

                                       F19

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 10-    SUBSEQUENT EVENTS

            In March 2004, the Company issued 17,500,000 shares of common stock for consulting services and interest and principle on the loans due April, 2102.

            During April 2004, the Company sold 300,000 shares of common stock for gross proceeds of $10,000.


            During April 2004, the Company entered into an agreement with the parties holding a lien on the toy molds, whereby they received 400,000 shares of common stock and when they receive an additional $125,000 payment they will release the lien on the toy molds and the Company will then have good title to the toy molds.


            During April 2004, the Company defaulted on a litigation settlement and now has a judgment of approximately $30,000 against it (See Note ).

            In April 2004, the Company borrowed $30,000 from an investor with no interest or definite terms of repayment.


            During May 2004, the Company amended all of its agreements with Michael Shalit and Michael Marx LLC collectively ("Shalit") whereby Shalit relinquishes his option to purchase 10,000,000 shares of the Company and all rights awarded under the prior agreements for the following:

                  2,000,000 shares of the Company's free trading common stock to be awarded no later than May 20, 2004.

                  1,000,000 shares of the Company's restricted common stock

            A note in the amount of $115,000 with interest at 6% compounded daily (to replace the existing note and interest payable) to be paid in installments of $10,000 with the first payment due February 1, 2005 and each additional payment to be made every 90 days until the debt is paid in full. The last payment will include all interest due.


            The above agreement is secured by a lien on the Company's inventory.

            During May 2004 the Company has negotiated a settlement of the Toontz litigation whereby the Company will pay the Toontz legal fees of $136,000 and pay $100,000 to its former employee to settle the employment agreement.

                                      F20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


ITEM 8A.  CONTROLS AND PROCEDURES

      We recently acquired the Company and are just developing and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the sole Executive Officer and Financial Officer.


Limitations on the Effectiveness of Controls

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.


Conclusions

      Based upon the Controls Evaluation, the sole Officer has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the sole Officer conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth information with respect to the directors and executive officers as of March 31, 2004.

Name              Age         Position(s) Held
----------------------------------------------
Robert Bamberry   38          President and Director
Jay Horowitz      58          Director
Eric Ryan         53          Director


ROBERT  BAMBERRY, PRESIDENT/FINANCIAL OFFICER AND DIRECTOR

      Has been involved for over fifteen years in the financial industry. He has held management positions in the securities industry and has managed millions of dollars in individual portfolios. In the past five years, he has structured and implemented financing on start-up and mezzanine and bridge loan stages of funding. He has worked as an independent financial consultant for the three years from 1999 to 2001. He worked for Retrac Medical in New York, New York, as a financial and investment consultant.


JAY HOROWITZ, DIRECTOR

        Jay Horowitz has 35 previous years of toy industry experience, during which time he has developed many important relationships throughout the world. He was the owner of Marx Toys between 1982-2000. As a result, he is very familiar with the history of the Company, how it became a major world toy manufacturer in the middle of the 20th Century, and its products and molds. In addition, his career includes years spent in injection molding, working with plastic molds, related products development, and toy manufacturing. Jay is also the author of Marx Western Playsets (1992, Greenberg Publishing Company, Inc.), a nearly 200-page book on the history of Marx Toys.


ERIC RYAN, DIRECTOR

      Eric Ryen has 30 years experience in physics, electronics, and robotics. He began his career as physicist at the Institute for Atomic Energy Kjeller, working on experiments inside Atomic Reactor Hall. Subsequently, he invented robots used on an international corporate level. He also brings three decades of professional involvement with microcomputer programming, real-time process control systems, disk-operating systems and display, and operator communication systems.

      All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors


ITEM 10.  EXECUTIVE COMPENSATION

      For the fiscal year ended March 31, 2003, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

Name              Fiscal Year   Cash Compensation   Restricted Compensation (1)
--------------------------------------------------------------------------------
Robert Bamberry   2003          $0.00               0

(1) Paid in the form of restricted shares of common stock. There is no realistic market valuation at this time

DIRECTOR COMPENSATION:

      Our director(s) receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

DIRECTOR AND OFFICER INSURANCE:

      The Company has no directors and officers ("D & O") liability insurance.


ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2004, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 100,000,000 shares of common stock, each of which had a $.0001 per share par value.

      As of March 31, 2004, a total of approximately 72,053,000 shares of Common Stock, have been issued and are outstanding.

Shareholder*                              Number of Shares  Percentage Ownership
--------------------------------------------------------------------------------
Salvatore Amato                           5,004,762          6.95%
      399 Barbor Road
      Morganville, NJ 07751
Jay Financial                             4,000,000          5.55%
      112 Clifton Avenue, Ste 84
      Lakewood, NJ 08701
Ultra Power, Inc.                         4,000,000          5.55%
      C/o the Company
Steven Wise                               4,510,680          6.26%
      3 Princess Court
      Perrinville, NJ 08535
Robert Bamberry                           0                  0%
      C/o the Company

Directors and Officers                    4,000,000          5.55%
      as a group (3 person)

*     Address of shareholder is c/o the Company, unless otherwise indicated
(1)   Director and/or Officer

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ISSUANCE OF STOCK:

During the quarter ended September 30, 2003 the Company received proceeds of $250,000 from the exercise of a stock option for 6,800,000 shares of $0.001 par value of common stock.


During the quarter ended September 30, 2003 the Company issued 3,450,000 common shares for legal and consulting services valued at $611,000.


On August 29, 2003 the Company granted an option to purchase 6,800,000 $0.001 par value common shares at $0.20 per share for investment banking services rendered valued at $612,000. Subsequently on September 18, 2003 the option was changed to a flat $250,000 to purchase the 6,800,000 common shares or approximately $0.04 per share which resulted in an additional expense for services of $68,000.


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


In June of 2003 the Company issued 300,000 shares of common stock valued at $36,500 to individuals for consulting services.


In January 2003 the Company issued 4,000,000 shares of common stock valued at $160,000 to its Chairman and CEO as an inducement to stay with the Company.


In the first quarter of 2003 the Company issued 2,100,000 shares of common stock valued at $107,000 to various individuals for consulting work to be completed in 2003.

During 2003, the Company issued 15,930,000 common shares as a result of the conversion of $318,600 of outstanding convertible notes, issued by its Cartoonz subsidiary, into common stock. These convertible notes were previously issued under rule 504 of Regulation D of the Securities Act.


During 2002, the Company issued 1,904,000 shares of common stock for consulting services valued at $100,740. Additionally, the Company sold 1,333,333 shares of common stock for $98,435.


Subsequent Events

In March 2004, the Company issued 17,500,000 shares of common stock for consulting services and interest and principle on the loans due April, 2102.


During April 2004, the Company sold 300,000 shares of common stock for gross proceeds of $10,000.


During April 2004, the Company entered into an agreement with the parties holding a lien on the toy molds, whereby they received 400,000 shares of common stock and when they receive an additional $125,000 payment they will release the lien on the toy molds and the Company will then have good title to the toy molds.

ITEM 13.  EXHIBITS

                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------
    SEC REFERENCE       TITLE OF DOCUMENT
       NUMBER
--------------------------------------------------------------------------------
        3.1             Articles of Incorporation                 (1)
--------------------------------------------------------------------------------
        3.2             Amendment to Articles of                  (1)
                        Incorporation
--------------------------------------------------------------------------------
        3.3             Additional Amendments to                  (1)
                        Articles of Incorporation
--------------------------------------------------------------------------------
        3.4             Bylaws                                    (1)
--------------------------------------------------------------------------------
        31              Certification of Chief Executive Officer
        32              Certification of President pursuant to
                        18 U.S.C. Section 1350, as adopted
                        Pursuant to section 906 of the
                        Sarbanes-Oxley act of 2002


(1) These documents are hereby incorporated by reference to Form 10-SB, as amended, filed on November 6, 1998




Reports on Form 8-K

The Following Reports on Form 8-k were filed during the last quarter covered by this report: On January 17, 2003, we filed a Form 8-K for items 1, Change of Control of Registrant, Item 2, Acquisition or Disposal of Assets and Item 5, Appointment or Resignation of Directors.
On March 18, 2003, we filed an amendment to the previous Form 8-K.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Fees for audit services provided by our principal accountant during the years ended December 31, 2003 and 2002 were $12,500 and $21,000, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

AUDIT-RELATED FEES

      There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years 2003 and 2002.

ALL OTHER FEES

There were no other fees billed for services.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marx Toys and Entertainment Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 30, 2004.


MARX TOYS AND ENTERTAINMENT CORP.

By /s/ Robert Bamberry
   -------------------
      Robert Bamberry, President/Financial Officer/Secretary and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 19, 2004.

Signature                     Title                   Date
------------                  ------                  ------
/s/ Robert Bamberry           President/Secretary     May 19, 2004
-------------------           and Director
    Robert Bamberry