Form 10QSB
period 2004-03-31
MARX TOYS & ENTERTAINMENT CORP
filed 2004-05-21
CIK 881590

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-25037

                        MARX TOYS AND ENTERTAINMENT CORP.
                        (formerly stereoscape.com, inc.)
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                         06-1469654
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   101 South 15th Street, Sebring, Ohio 44672
                    (Address of Principal Executive Offices)

                                 (330) 938-1749
                           (Issuer's telephone number)

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Marx Toys and Entertainment Corp. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2003.

                        MARX TOYS AND ENTERTAINMENT CORP.

                                   FORM 10-QSB

                                 MARCH 31, 2004

                                      INDEX

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets........................................F-2
         Consolidated Statements of Operations..............................F-3
         Consolidated Statements of Cash Flows..............................F-4
         Consolidated Statements of Stockholders' Equity....................F-5
         Notes to Consolidated Financial Information........................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation............8

Item 3   Controls and Procedures.............................................12


Part II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes In Securities................................................14

Item 3. Defaults Upon Senior Securities......................................14

Item 4. Submission Of Matters To A Vote Of Security Holders..................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................15

Certifications...............................................................16

PART I:  FINANCIAL INFORMATION.

                        MARX TOYS AND ENTERTAINMENT CORP.
                                AND SUBSIDIARIES
                                 MARCH 31, 2004


TABLE OF CONTENTS                                                         Page

FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2004                               F-1
         Statements of Operations for the year
                  ended March 31, 2003 and March 31, 2004                 F-2
         Statements of Operations for the year
                  ended March 31, 2003 and March 31, 2004                 F-3
         Statements of Stockholders' Deficiency for year
                     ended March 31, 2003 and March 31, 2004              F-4
         Statements of Cash Flows for the year
                  ended March 31, 2003 and March 31, 2004                 F-5
         Notes to Financial Statements                                   F6-F11

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,         December 31,
                                                                         2004                2003
                                                                      -----------        -----------
                           ASSETS                                     (unaudited)
Current Assets
     Cash                                                             $       467        $       335
     Inventory, net                                                        93,484             96,194
                                                                      -----------        -----------
          Total Current Assets                                             93,951             96,529

                                                                      -----------        -----------
          Total Assets                                                $    93,951        $    96,529
                                                                      ===========        ===========

              LIABILITIES AND CAPITAL

Current Liabilities
     Accounts payable and accrued expenses                            $   838,835        $   827,988
     Liabilities of discontinued business segment                         183,914            183,914
     Merchandise credits                                                   80,939             80,939
     Notes and loans payable                                              665,000            690,000
                                                                      -----------        -----------
          Total Current Liabilities                                     1,768,688          1,782,841

Stockholders' Equity (Deficit)
  Common stock, 200,000,000 shares authorized at $.001
    par value; issued and outstanding 56,653,000 and 47,653,000
    at March 31, 2004 and December 31, 2003                                56,653             47,653
Additional paid-in capital                                              6,287,901          5,846,901
Accumulated deficit                                                    (8,019,291)        (7,580,866)
                                                                      -----------        -----------
          Stockholders' Equity (Deficit)                               (1,674,737)        (1,686,312)
                                                                      -----------        -----------
          Total Liabilities and Capital                               $    93,951        $    96,529
                                                                      ===========        ===========

                       See Notes to Financial Statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended
                                                             March 31,
                                                   2004                2003
                                               ------------        ------------
                                                (unaudited)        (unaudited)
Sales                                          $      4,714        $     40,562

Cost of sales                                         2,710              28,590
                                               ------------        ------------

Gross profit                                          2,004              11,972

Stock compensation                                  400,000             267,000
General and administrative expenses                  15,429              98,287
                                               ------------        ------------
                                                    415,429             365,287

    Loss from operations                           (413,425)           (353,315)

Other income and expenses
    Interest expense                                (25,000)             (8,300)
                                               ------------        ------------

Net loss                                       $   (438,425)       $   (361,615)
                                               ============        ============

Net loss per common share                      $      (0.01)       $      (0.02)
                                               ============        ============

Weighted average shares outstanding              56,653,000          22,295,765
                                               ============        ============


                       See Notes to Financial Statements.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                         2004            2003
                                                                      ---------        ---------
                                                                     (unaudited)      (unaudited)
OPERATING ACTIVITIES
   Net loss                                                           $(438,425)       $(361,615)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Common stock issued for services                                           -          107,000
   Stock issued for compensation                                        400,000          160,000
   Stock issued for interest expense                                     25,000
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                 -             (300)
   (Increase) decrease in inventory                                       2,710           24,337
   Increase (decrease) in accounts payable and accrued expenses          10,847           33,300
                                                                      ---------        ---------
   Net cash used by operating activities                                    132          (37,278)

INVESTING ACTIVITIES
   Officer laon receivable                                                    -         (318,600)
                                                                      ---------        ---------
   Net cash used by investing activities                                      -         (318,600)

FINANCING ACTIVITIES
   Sale of convertible notes                                                  -          318,600
   Loan payable                                                               -           36,978
                                                                      ---------        ---------
   Net cash provided by financing activities                                  -          355,578
                                                                      ---------        ---------

   Increase (decrease) in cash                                              132             (300)
   Cash at beginning of period                                              335              804
                                                                      ---------        ---------
   Cash at end of period                                              $     467        $     504
                                                                      =========        =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                         $      --        $      --
                                                                      =========        =========
     Income taxes (benefits)                                          $      --        $      --
                                                                      =========        =========

                       SEE NOTES TO FINANCIAL STATEMENTS.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1- The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Marx Toys and Entertainment Corp. and subsidiaries (collectively, the "Company") as of March 31, 2004 and their results of operations and their cash flows for the three month periods ended March 31, 2004 and 2003. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All material inter-company balances and transactions have been eliminated in consolidation.

NOTE 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended March 31, 2004 and 2003 since there was no dilutive effect of potential common shares.

NOTE 3- In March 2004, the Company issued 9,000,000 shares of common stock for consulting services and interest and principle on the loans due April, 2002.

NOTE 4- During April 2004, the Company sold 300,000 shares of common stock for gross proceeds of $10,000.

         During April 2004, the Company entered into an agreement with the parties holding a lien on the toy molds, whereby they received 400,000 shares of common stock. When they receive an additional $125,000 payment the lien on the toy molds will be released and the Company will then have good title to the toy molds.

         During April 2004, the Company defaulted on a litigation settlement and now has a judgment of approximately $30,000 against it.

         In April 2004, the Company borrowed $30,000 from an investor with no interest or definite terms of repayment.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

Note 4- (continued)

         During May 2004, the Company amended all of its agreements with Michael Shalit and Michael Marx LLC (collectively "Shalit") whereby Shalit relinquishes the option to purchase 10,000,000 shares of the Company and all rights awarded under the prior agreements in exchange for the following:

            1,000,000 shares of the Company's restricted common stock

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

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

Research & Development.

         Toontz is presently in negotiations for the licensing the development of its animation series that will provide exposure to the Toontz characters "Minook and the Brainbots". The company feels that the resources necessary to complete this project will require alliances with currently established groups in the entertainment and animation industry. The Company will expense research and development costs as incurred. There were no research and development costs for 2004.

Cost and Effects of Compliance with Environmental Laws

         The costs and effects of compliance with environmental laws are not material to the operations of the consolidated group.

Current Employees

         The Company currently employs 1 person, on a full time basis, and 3 on a part time basis. None of the Company's employees are members of unions.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED ENDING MARCH 31, 2004 VS. MARCH 31, 2003

For the quarter ended March 31, 2004, the Registrant had Revenues of $4,714, compared to $40,562 for the quarter ended March 31, 2003, with Cost of Sales of $2,710 compared to $28,590 in the comparison quarter. Gross profit for the fiscal quarter was $2,004, compared to $11,972 gross profit in the fiscal quarter ended March 31, 2003. Administrative expenses were $415,459, including $400,000 in stock compensation for the recent fiscal quarter resulting in a loss from operations of $413,425. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase. Cash and inventory decreased from $93.951 from $96,529. Liabilities in the quarter ended March 31, 2004, decreased to $1,768,688 from $1,782,841, mostly as a result of a reduction in Notes and loans payable.

LIQUIDITY AND FINANCIAL RESOURCES

The Company incurred a net loss of $438,425 during the quarter ended March 31, 2004 and has incurred substantial net losses for each of the past two years. As of March 31, 2004, current liabilities exceed current assets by $1,674,737. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

RISK FACTORS

Much of the information included in this statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

"Penny Stock" Rules May Restrict the Market for the Company's Shares

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

ITEM 3. CONTROLS AND PROCEDURES.

The Registrant's principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of January 2, 2004, have concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to January 2, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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


ITEM 2. CHANGES IN SECURITIES.

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.1   Articles of Incorporation of the Registrant*

      3.2   By-laws of the Registrant*

      31.1 Section 302 Certification of President and Chief Executive Officer and Chief Financial Officer

      32.1 Section 906 Certification of President and Chief Executive Officer and Chief Financial Officer

         ------------

* Previously filed as an exhibit to the Company's Form 10-SB filed on 10-SB, as amended, filed on November 6, 1998, and as amended thereafter

(b)   Reports on Form 8-K filed during the three months ended March 31, 2004.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 21, 2004

                                          Marx Toys and Entertainment Corp.

                                          /s/ Robert Bamberry
                                          -----------------------------------
                                          Robert Bamberry, President,
                                          Chief Financial Officer