Form 10QSB
period 2004-06-30
MARX TOYS & ENTERTAINMENT CORP
filed 2004-09-17
CIK 881590

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                              101 SOUTH 15TH STREET
                               SEBRING, OHIO 44672
                    (Address of Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 78,953,000 shares of common stock, $0.001 par value, as of August 31, 2004.


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

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                           CONSOLIDATED BALANCE SHEET

                                                                                     June 30,
                                                                                       2004
                              ASSETS                                                (unaudited)
        Current Assets
             Inventory                                                          $                 -
                                                                                --------------------

                  Total Current Assets                                                            -

                                                                                --------------------
                  Total Assets                                                  $                 -
                                                                                ====================

                        LIABILITIES AND CAPITAL
        Current Liabilities
             Accounts payable and accrued expenses                              $           887,495
             Liabilities of discontinued business segment                                   183,914
             Merchandise credits                                                             80,939
             Notes and loans payable                                                        522,000
                                                                                --------------------
                  Total Current Liabilities                                               1,674,348

        Stockholders' Equity (Deficit)
          Common stock, 200,000,000 shares authorized at $.001
            par value; issued and outstanding 73,053,000 at June 30, 2004                    73,053
        Additional paid-in capital                                                        6,905,937
        Accumulated deficit                                                              (8,653,338)
                                                                                --------------------
                  Stockholders' Equity (Deficit)                                         (1,674,348)
                                                                                --------------------
                  Total Liabilities and Capital                                 $                 -
                                                                                ====================

                        SEE NOTES TO FINANCIAL STATEMENTS

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Three Months Ended                     For the Six Months Ended
                                                      June 30,                                       June 30,
                                             2004                   2003                  2004                      2003
                                             ----                   ----                  ----                      ----
                                          (unaudited)            (unaudited)           (unaudited)               (unaudited)

        Sales revenues                $             1,059    $            22,844   $             5,773       $            63,406

        Cost of sales                              93,484                 16,335                96,194                    44,925
                                      --------------------   --------------------  --------------------      --------------------

        Gross profit (loss)                       (92,425)                 6,509               (90,421)                   18,481

        General and administrative
            expenses                               41,622                528,803                57,051                   776,340
        Stock Compensation                        475,000                                      875,000
        Interest expense                           25,000                  8,300                50,000                    16,600
                                      --------------------   --------------------  --------------------      --------------------
                                                  541,622                537,103               982,051                   792,940
                                      --------------------   --------------------  --------------------      --------------------

        Net loss                      $          (634,047)   $          (530,594)  $        (1,072,472)      $          (774,459)
                                      ====================   ====================  --------------------      ====================

        Net (loss) per common
             share basic and diluted  $             (0.01)   $             (0.02)  $             (0.01)      $             (0.03)
                                      ====================   ====================  ====================      ====================

        Weighted average shares
             outstanding                       73,053,000             27,139,482            73,053,000                24,585,430
                                      ====================   ====================  ====================      ====================


                       SEE NOTES TO FINANCIAL STATEMENTS.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Six Months Ended
                                                                                              June 30,
                                                                                   2004                      2003
                                                                                   ----                      ----
                                                                               (unaudited)                (unaudited)
        Operating Activities
           Net loss from continuing operations                             $         (1,072,472)      $          (774,459)
           Adjustments to reconcile net loss to net cash
              used by operating activities:
           Common stock issued for services and expenses                                900,000                   430,000
           Inventory Reserve                                                             93,484
           Changes in operating assets and liabilities:
           (Increase) decrease in inventory                                               2,710                    38,043
           Increase (decrease) in accounts payable and accrued expenses                  59,597                    47,294
                                                                           ---------------------      --------------------
           Net cash used by operating activities                                        (16,681)                 (259,122)

        Investing Activities
           Purchase of license agreement                                                                          (75,000)
                                                                                              -                         -
                                                                           ---------------------      --------------------
           Net cash used by investing activities                                                                  (75,000)

        Financing Activities
           Sale of common stock                                                          16,346                   149,250
           Increase in note payable                                                           -                    36,978
           Shareholder loan payable                                                                               147,000
                                                                           ---------------------      --------------------
           Net cash provided by financing activities                                     16,346                   333,228
                                                                           ---------------------      --------------------

           Increase (decrease) in cash                                                     (335)                     (894)
           Cash at beginning of period                                                      335                       894
                                                                           ---------------------      --------------------
           Cash at end of period                                           $                  -       $                 -
                                                                           =====================      ====================

        Supplemental Disclosures of Cash Flow Information:
          Cash paid during year for:
             Interest                                                      $                  -       $                 -
                                                                           =====================      ====================
             Income taxes (benefits)                                       $                  -       $                 -
                                                                           =====================      ====================


                       SEE NOTES TO FINANCIAL STATEMENTS.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1 - The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Marx Toys and Entertainment Corp. and subsidiaries (collectively, the "Company") as of June 30, 2004 and their results of operations and their cash flows for the three and six month periods ended June 30, 2004 and 2003. Results of operations for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All material inter-company balances and transactions have been eliminated in consolidation.


NOTE 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended June 30, 2004 and 2003 since there was no dilutive effect of potential common shares.

NOTE 3- In March 2004, the Company issued 9,000,000 shares of common stock for consulting services and interest and principle on the loans due April, 2002.

NOTE 4- During April 2004, the Company sold 300,000 shares of common stock for gross proceeds of $10,000.


      During April 2004, the Company entered into an agreement with the parties holding a lien on the toy molds, whereby they received 400,000 shares of common stock in July, 2004. When they receive an additional $125,000 payment the lien on the toy molds will be released and the Company will then have good title to the toy molds. As of June 30, 2004, no additional payments have been made.

      During April 2004, the Company defaulted on a litigation settlement and now has a judgment of approximately $30,000 against it.

      In April 2004, the Company borrowed $30,000 from an investor with no interest or definite terms of repayment.


      In April 2004, the Company issued 5,200,000 shares of common stock for the conversion of notes payable with a face value of $143,000.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


Note 4- (continued)

      During May 2004, the Company amended all of its agreements with Michael Shalit and Michael Marx LLC (collectively "Shalit") whereby Shalit relinquishes the option to purchase 10,000,000 shares of the Company and all rights awarded under the prior agreements in exchange for the following:

      1,000,000 shares of the Company's restricted common stock. These shares were issued in July, 2004.

      2,000,000 shares of the Company's free trading common stock to be awarded no later than May 20, 2004. These shares have not yet been issued.


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

      During June 2004, the Company issued 2,500,000 shares of common stock for consulting services valued at $75,000.

      During June 2004, the Company sold 400,000 common shares for gross proceeds of $6,346.

      During July 2004, the Company issued 4,000,000 shares of common stock for consulting services valued at $112,000.

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

On June 30, 2004 Management made the decision to cease current operations.

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

Current Employees

                  The Company currently employs 1 person, on a full time basis. None of the Company's employees are members of unions.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED ENDING JUNE 30, 2004 VS. JUNE 30, 2003

For the quarter ended June 30, 2004, the Registrant had Revenues of $1,058. At June 30, 2004 Management decided to cease continuing operations and write down the value of its inventory to zero.

LIQUIDITY AND FINANCIAL RESOURCES

The Company incurred a net loss of $634,000 during the quarter ended June 30, 2004 and has incurred substantial net losses for each of the past two years. As of June 30, 2004, current liabilities exceed current assets by $1,674,000.
These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

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


Date: September 17, 2004

                                          Marx Toys and Entertainment Corp.

                                          /s/ Robert Bamberry
                                          -----------------------------------
                                          Robert Bamberry, President,
                                          Chief Financial Officer