Form 10QSB
period 2004-09-30
MARX TOYS & ENTERTAINMENT CORP
filed 2004-11-24
CIK 881590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

               For the quarterly period ended: September 30, 2004

                        Commission file number: 000-25037

                        MARX TOYS AND ENTERTAINMENT CORP.
                        ---------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                      06-1469654
-------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  101 South 15th Street, Sebring, Ohio                    44672
----------------------------------------               ----------
(Address of Principal executive offices)               (Zip Code)

Issuer's telephone number: (330) 938-1749

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001
------------------------------
     (Title of each Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.0001 par value              104,178,000
     (Class)                              (Outstanding as of November 15, 2004)

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

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                           CONSOLIDATED BALANCE SHEET

                                                                         September 30,
                                                                             2004
                              ASSETS                                      (unaudited)
Current Assets
     Inventory                                                            $        --
                                                                          -----------
          Total Current Assets                                                     --
                                                                          -----------

          Total Assets                                                    $        --
                                                                          ===========

                LIABILITIES AND CAPITAL
Current Liabilities
     Accounts payable and accrued expenses                                $   914,095
     Liabilities of discontinued business segment                             183,914
     Merchandise credits                                                       80,939
     Notes and loans payable                                                  522,000
                                                                          -----------
          Total Current Liabilities                                         1,700,948

Stockholders' Equity (Deficit)
  Common stock, 200,000,000 shares authorized at $.001
    par value; issued and outstanding 78,953,000                               78,953
Additional paid-in capital                                                  7,065,237
Accumulated deficit                                                        (8,845,138)
                                                                          -----------
          Stockholders' Equity (Deficit)                                   (1,700,948)
                                                                          -----------
          Total Liabilities and Capital                                   $        --
                                                                          ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Three Months Ended             For the Nine Months Ended
                                              September 30,                           September 30,
                                       2004                 2003                2004                2003
                                   ------------        ------------        ------------        ------------
                                   (unaudited)         (unaudited)         (unaudited)          (unaudited)
Sales revenues                     $         --        $     22,700        $      5,773        $     88,440

Cost of sales                                --              16,156              96,194              61,081
                                   ------------        ------------        ------------        ------------

Gross profit (loss)                          --               6,544             (90,421)             27,359

General and administrative
    expenses                             10,000             (89,666)             67,051             209,008
Common stock issued for
    services                            165,200             434,500           1,040,200             914,500
Stock options issued for
    services                                 --             720,000                  --             720,000
Interest expense                         16,600               8,300              66,600              24,900
                                   ------------        ------------        ------------        ------------
                                        191,800           1,073,134           1,173,851           1,868,408
                                   ------------        ------------        ------------        ------------

Net loss                           $   (191,800)       $ (1,066,590)       $ (1,264,272)       $ (1,841,049)
                                   ============        ============        ============        ============

Net (loss) per common
     share basic and diluted       $      (0.00)       $      (0.02)       $      (0.02)       $      (0.04)
                                   ============        ============        ============        ============

Weighted average shares
     outstanding                     78,953,000          47,653,000          78,953,000          47,653,000
                                   ============        ============        ============        ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                         (Formerly stereoscape.com inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                          2004               2003
                                                                      (unaudited)        (unaudited)
                                                                      -----------        -----------
Operating Activities
   Net loss from continuing operations                                $(1,264,272)       $(1,841,049)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Common stock and options issued for services and expenses            1,065,200          1,634,500
   Inventory Reserve                                                       93,484                 --
   Changes in operating assets and liabilities:
   (Increase) decrease in inventory                                         2,710             54,199
   Increase (decrease) in accounts payable and accrued expenses            86,197           (256,591)
                                                                      -----------        -----------
   Net cash used by operating activities                                  (16,681)          (408,941)

Investing Activities
   Purchase of license agreement                                               --            (75,000)
   Net cash used by investing activities                                       --            (75,000)
                                                                      -----------        -----------

Financing Activities
   Sale of common stock                                                    16,346            250,000
   Increase in notes payable                                                   --            318,600
   Shareholder loan payable                                                    --                 --
                                                                      -----------        -----------
   Net cash provided by financing activities                               16,346            568,600
                                                                      -----------        -----------

   Increase (decrease) in cash                                               (335)            84,659
   Cash at beginning of period                                                335                894
                                                                      -----------        -----------
   Cash at end of period                                              $        --        $    85,553
                                                                      ===========        ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                         $        --        $        --
                                                                      ===========        ===========
     Income taxes (benefits)                                          $        --        $        --
                                                                      ===========        ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1-

      The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Marx Toys and Entertainment Corp. and subsidiaries (collectively, the "Company") as of September 30, 2004 and their results of operations and their cash flows for the three and nine month periods ended September 30, 2004 and 2003. Results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All material inter-company balances and transactions have been eliminated in consolidation.

NOTE 2-

      Certain amounts in the prior-year financial statements have been reclassified to conform to the current year classification or have been adjusted based on the prior year audit.

NOTE 3-

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

NOTE 4-

      In March 2004, the Company issued 9,000,000 shares of common stock for consulting services and interest and principle on the loans due April, 2002.

NOTE 5-

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

               MARX TOYS AND ENTERTAINMENT CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

Note 5- (continued)

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

      During May 2004 the Company has negotiated a settlement of the Toontz litigation whereby the Company will pay the Toontz legal fees of $136,000 and pay $100,000 to its former employee to settle the employment agreement. These payments have not yet been made.

      During June 2004, the Company issued 2,500,000 shares of common stock for consulting services valued at $75,000.

      During June 2004, the Company sold 400,000 common shares for gross proceeds of $6,346.

      During July 2004, the Company issued 5,900,000 shares of common stock for consulting services valued at $165,200.

      Subsequent to September 30, 2004 the Company issued 25,225,000 shares for consulting services and interest expense valued at $100,900.

      During November 2004 the Company entered into employment contracts with its Chief Executive Officer and its President, respectively, for monthly compensation of $6,000 per month each.

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

RESULTS OF OPERATIONS

For the Quarter ended Ending September 30, 2004 vs. September 30, 2003
For the three quarters ended September 30, 2004, the Registrant had Revenues of $5,773, compared to $88,440 for the three quarters ended September 30, 2003, with Cost of Sales of $96,194 compared to $61,801 in the comparison period. Gross profit (loss) for the fiscal quarter was $(90,421), compared to $27,359 gross profit in the three fiscal quarter ended September 30, 2003. Administrative expenses were $67,051. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase. Cash and inventory decreased to $2,375 from $138,858.

LIQUIDITY AND FINANCIAL RESOURCES
The Company incurred a net loss in the three quarters ended September 30, 2004 of $(1,264,272), a decrease from $1,841,049 fro the period ended September 30, 2003, and has incurred substantial net losses for each of the past two years. As of September 30, 2004, current liabilities exceed current assets by $1,700,948. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.


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

Indemnification of Directors, Officers and Others
         Our By-Laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

On November 9, 2004 effective immediately, Robert P. Bambery stepped down as Chief Executive Officer of the company. Also on November 9, 2004 the board of directors of the Registrant determined that it was in its best interests of the corporation to select Ross LaTerra to be appointed as Chief Executive Officer and Director of the Registrant effective immediately

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

(b) Reports on Form 8-K filed during the three months ended September 30, 2004.

Subsequent Events
On November 9, 2004, we filed a Form 8-K for Item 5.01, Changes in Control of Registrant.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 22, 2004

                                           Marx Toys and Entertainment Corp.

                                           /s/ Ross LaTerra
                                           -----------------------------------
                                           Ross LaTerra
                                           Chief Executive Officer, Director